Form 10QSB
period 1995-03-31
SBM INDUSTRIES INC
filed 1995-05-12
CIK 771504

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    March 31, 1995
                              --------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                    to
                              --------------------  ----------------------------

Commission File Number              1-8912
                      ----------------------------------------------------------

                              SBM INDUSTRIES, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


         Delaware                                            36-1805030
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

     Two Madison Avenue
     Larchmont, NY                                           10538
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

Issuer's telephone number                    (914) 833-0649
                         -------------------------------------------------------

                                     SAME
- --------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes      No
    ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,027,616 shares at May 10, 1995.
       --------------------------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                     INDEX
                                     -----

                                 MARCH 31, 1995
                                 --------------

PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------
         ITEM 1.

                 Condensed Consolidated Balance Sheet
                 March 31, 1995                                           1 & 2

                 Condensed Consolidated Statements of Income-
                 Three Months Ended March 31, 1995 and 1994               3

                 Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1995 and 1994               4

                 Notes to Condensed Consolidated Financial Statements -
                 March 31, 1995                                           5

         ITEM 2.

                 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations -
                 March 31, 1995                                           6

PART II. OTHER INFORMATION                                                7

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                ------------------------------------------------

                                 MARCH 31, 1995
                                 --------------

                                  A S S E T S
                                  -----------

CURRENT ASSETS:
- --------------

  Cash and Cash Equivalents                          $    40,000
  Marketable Securities (Note 1)                         366,000
  Accounts Receivable, Less Allowance for Doubtful
     Accounts of $120,000                              2,209,000
  Inventories                                          3,304,000
  Prepaid Expenses and Other Current Assets              180,000
                                                     -----------

     TOTAL CURRENT ASSETS                              6,099,000
     --------------------                            -----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
- --------------------------------------

  Land, Building and Improvements                      1,214,000
  Machinery and Equipment                                929,000
                                                     -----------
                                                       2,143,000
  Less:  Accumulated Depreciation                        406,000
                                                     -----------

     PROPERTY, PLANT AND EQUIPMENT, NET                1,737,000
     ----------------------------------              -----------


INTANGIBLE ASSETS AND GOODWILL, NET                    3,621,000
- -----------------------------------                  -----------


OTHER ASSETS:
- -------------

  Note Receivable                                        250,000
                                                     -----------


     TOTAL ASSETS                                    $11,707,000
     ------------                                    ===========

                              SBM INDUSTRIES, INC.
                              --------------------

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                ------------------------------------------------

                                 MARCH 31, 1995
                                 --------------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------

CURRENT LIABILITIES:
- -------------------

  Borrowings Under Line of Credit                       $   500,000
  Accounts Payable and Accrued Expenses                   1,855,000
  Deferred Income                                           820,000
  Payable to Broker                                          26,000
  Current Portion of Notes Payable                          277,000
                                                        -----------

     TOTAL CURRENT LIABILITIES                            3,478,000
     -------------------------


OTHER LIABILITIES:
- ------------------

  Notes Payable                                           1,223,000
                                                        -----------


     TOTAL LIABILITIES                                    4,701,000
     -----------------                                  -----------


MINORITY INTEREST                                           199,000
- -----------------                                       -----------


SHAREHOLDERS' INVESTMENT:
- -------------------------

  Preferred Shares, $1 Par Value - 500,000 Shares
     Authorized; Issued and Outstanding - 0 Shares            -----
  Common Shares, $1 Par Value - 5,000,000 Shares
     Authorized; Issued and Outstanding -
     2,028,000 Shares                                     2,028,000
  Paid-in Surplus                                         4,349,000
  Retained Earnings                                         430,000
                                                        -----------


     TOTAL SHAREHOLDERS' INVESTMENT                       6,807,000
     ------------------------------                     -----------


     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT     $11,707,000
     ----------------------------------------------     ===========

                              SBM INDUSTRIES, INC.
                              --------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
               --------------------------------------------------

                                                             1995         1994
                                                             ----         ----
NET SALES                                              $4,219,000   $2,813,000
- ---------

Cost of Sales                                           2,313,000    1,464,000
                                                       ----------   ----------

     GROSS PROFIT ON SALES                             $1,906,000   $1,349,000
     ---------------------                             ----------   ----------


COSTS AND EXPENSES:
- ------------------
  Selling, General and Administrative Expenses         $1,718,000   $1,224,000
  Depreciation and Amortization                           123,000       67,000
                                                       ----------   ----------

     TOTAL COSTS AND EXPENSES                          $1,841,000   $1,291,000
     ------------------------                          ----------   ----------


  OPERATING PROFIT                                     $   65,000   $   58,000
  ----------------

OTHER INCOME (EXPENSE):
- ----------------------
  Interest Income and (Expense), Net                      (30,000)      (4,000)
  Gain (Loss) on Marketable Securities (Note 1)            38,000      (58,000)
  Minority Interest in Subsidiary                          28,000        6,000
                                                       ----------   ----------

Income Before Income Taxes from Continuing Operations  $  101,000   $    2,000

Provision For Income Taxes (Note 3)                        (2,000)       -----
                                                       ----------   ----------

 Income from Continuing Operations                     $   99,000   $    2,000
 Income and Gain on Sale from Discontinued Operations       -----      607,000
                                                       ----------   ----------

     NET INCOME                                        $   99,000   $  609,000
     ----------                                        ----------   ----------

PER SHARE (Note 1)
- ---------
Income from Continuing Operations                      $      .05   $      .00
Income and Gain on Sale from Discontinued Operations        -----          .30
                                                       ----------   ----------

     NET INCOME                                        $      .05   $      .30
     ----------                                        ----------   ----------

                              SBM INDUSTRIES, INC.
                              --------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
               --------------------------------------------------

                                                              1995       1994
                                                              ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations                    $  99,000   $    2,000
                                                         ---------   ----------

Adjustments to reconcile net income to net cash
  used by operating activities:
     Depreciation and amortization                       $ 123,000   $   79,000
     Gain (loss) related to marketable securities          (38,000)      58,000
     Income taxes                                            2,000        -----
     Income-discontinued operations                          -----       10,000
     Minority Interest                                     (28,000)       (6000)
     Change in assets and liabilities:
          Accounts and notes receivable                    (41,000)     (47,000)
          Inventory                                       (378,000)      51,000
          Prepaid expenses and other current assets        (54,000)     (44,000)
          Accounts payable and accrued expenses            (30,000)     (86,000)
          Deferred Income                                   91,000      (25,000)
          Other                                             (2,000)       -----
                                                         ---------   ----------

           Total Adjustments                             $(355,000)  $  (10,000)
                                                         ---------   ----------


NET CASH USED BY OPERATING ACTIVITIES                    $(256,000)  $   (8,000)
                                                         ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of fixed assets                            $ (48,000)  $ (169,000)
     Sale of marketable securities                         197,000        -----
     Proceeds from sale of subsidiary's assets               -----    1,734,000
                                                         ---------   ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES                $ 149,000   $1,565,000
                                                         ---------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes                                      $(140,000)  $ (793,000)
                                                         ----------  ----------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS          $(247,000)  $  764,000

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                287,000    1,693,000
                                                         ---------   ----------

CASH AND EQUIVALENTS AT END OF PERIOD                    $  40,000   $2,457,000
                                                         ---------   ----------

                              SBM INDUSTRIES, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 MARCH 31, 1995
                                 --------------

(1)  Summary of Major Accounting Policies
     ------------------------------------

The consolidated financial statements heretofore presented have been prepared by SBM Industries, Inc. ("the Company" or "SBM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The interim figures presented are unaudited and are subject to any adjustments which may result from the year-end examination of the Company's financial statements. However, in the opinion of management, the information furnished reflects all adjustments (which included only normal recurring adjustments) necessary to fairly state the consolidated financial statements for the interim periods presented.

Marketable securities, as a group, has been valued at lower of cost or market. The cost of the securities owned at March 31, 1995 is $402,000 .

Net income per share is computed based on the weighted average number of shares outstanding during each period. The average number of shares used in the computation of earnings per share was 2,028,000 for 1995 and 1994.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.


(2)  Stock Options
     -------------

On March 10, 1992, the Board of Directors of the Company adopted the 1992 Incentive Stock Option Plan providing for the issuance of 100,000 shares. The shareholders of the Company approved the 1992 Plan at the Annual Meeting of Shareholders held on August 25, 1992. Options on 10,800 shares have been granted pursuant to the 1992 Plan.


(3)  Income Taxes
     ------------

The Company utilized available booked net operating losses to offset tax liabilities associated with the income from continuing operations. The Company recognized $2,000 in tax expense for the three months ended March 31, 1995, all of which is attributable to state income tax liability.


(4)  Contingencies
     -------------

In March 1995, four alleged class action complaints were filed in the United States District Court for the Southern District of New York against the Company and some of its directors. The complaints allege violations of the federal securities laws in connection with the financial information contained in the Company's quarterly financial reports issued in 1994. The alleged classes of plaintiffs consist of persons who purchased the Company's stock between specified dates in May 1994 and February 1995. As the matter is in the early stages, it is too soon to assess the outcome. The Company intends to defend itself vigorously.

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                   -----------------------------------------




                       THREE MONTHS ENDED MARCH 31, 1995
                       ---------------------------------
                                  COMPARED TO
                                  -----------
                       THREE MONTHS ENDED MARCH 31, 1994
                       ---------------------------------

SALES. Total sales for the Company in the first three months of 1995 increased $1,406,000, or 50%, to $4,219,000. These sales are primarily attributable to Star Struck's increased volume of existing products and additional sales derived from acquisitions made in 1994. Star Struck's sales for the period were $3,303,000, up 42% from $2,319,000 for the first three months of 1994. Carlton Press Corp.'s sales of $662,000 (16% of total sales) were up 34% over 1994's first quarter sales of $495,000. RC Manufacturing, Inc. contributed $254,000, or 6%, to the Company's sales for this period.

GROSS PROFIT. Gross profit from continuing operations increased by $557,000 or 41% to $1,906,000 in the first three months of 1995. Gross margin decreased to 45% in 1995 compared to 48% for the same period in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses associated with continuing operations increased $494,000 to $1,718,000 in the first three months of 1995. As a percentage of sales, selling, general and administrative expenses decreased to 41% in the first three months of 1995 compared to 44% for the same period of 1994.

OPERATING PROFIT. Operating profit increased $7,000 to $65,000 in the first three months of 1995.

NET INCOME. Net income for the first three months of 1995 decreased $510,000 to $99,000. This decrease is mainly due to a $607,000 decrease in income and sale from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES. Cash proceeds received from the sale of assets over the years, including the sale of a radio station, have been used for acquisitions, as well as working capital requirements needed for expansion of existing operations.

At March 31, 1995 net working capital was $2,621,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                 MARCH 31, 1995
                                 --------------


     Item 1.  Legal Proceedings
               Not applicable

     Item 2.  Changes in Securities
               Not applicable

     Item 3.  Defaults upon Senior Securities
               Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders
               Not applicable

     Item 5.  Other Information
               Not applicable

     Item 6.  Exhibits and Reports on Form 8-K
               (a) No exhibits are required to be filed in this report

               (b) Reports on Form 8-K
                 No reports on Form 8-K were filed during the quarter ended March 31, 1995



                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SBM INDUSTRIES, INC.


     Date: May 12, 1995    By: /s/  Peter Nisselson
                              ---------------------
                                    Peter Nisselson, President


     Date: May 12, 1995    By: /s/  Lawrence Goldstein
                              ------------------------
                                    Lawrence Goldstein,
                                     Vice-President, Treasurer