Form 10QSB/A
period 1995-03-31
SBM INDUSTRIES INC
filed 1995-05-15
CIK 771504

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A


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
Yes      No
    ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,027,616 shares at May 10, 1995.
       --------------------------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                 MARCH 31, 1995
                                 --------------


     Item 1.  Legal Proceedings
               In March 1995, four alleged class action complaints were filed in the United States District Court for the Southern District of New York against the Company and some of its directors. The complaints allege violations of the federal securities laws in connection with the financial information contained in the Company's quarterly financial reports issued in 1994. The alleged classes of plaintiffs consist of persons who purchase the Company's stock between specified dates in May 1994 and February 1995. As the matter is in the early stages, it is too soon to assess the outcome. The Company intends to defend itself vigorously.

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