Form 10QSB/A
period 1995-03-31
SBM INDUSTRIES INC
filed 1995-06-27
CIK 771504

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

     Item 2.  Changes in Securities
               Not applicable

     Item 3.  Defaults upon Senior Securities
               Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders
               Not applicable

     Item 5.  Other Information
               Not applicable

     Item 6.  Exhibits and Reports on Form 8-K
               (a) Exhibit 27-Financial Data Schedule

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

                              SBM INDUSTRIES, INC.


     Date: June 27, 1995   By: /s/  Peter Nisselson
                              ---------------------
                                    Peter Nisselson, President


     Date: June 27, 1995    By: /s/  Lawrence Goldstein
                              ------------------------
                                    Lawrence Goldstein,
                                     Vice-President, Treasurer