Form 10QSB
period 1995-06-30
SBM INDUSTRIES INC
filed 1995-08-14
CIK 771504

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   June 30, 1995
                              --------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from____________________to____________________

Commission File Number 1-8912

                              -------------------

                             SBM INDUSTRIES, INC.
 -------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                      36-1805030
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


        Two Madison Avenue
          Larchmont, NY                                    10538
------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number                    (914) 833-0649
                         ------------------------------------------------------


                                     SAME
-------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,027,616 shares at August 10, 1995.
       ------------------------------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                     INDEX
                                     -----

                                 JUNE 30, 1995
                                 -------------


                                                                   Page No.
                                                                   --------
PART I.   FINANCIAL INFORMATION

           ITEM 1.

           Condensed Consolidated Balance Sheet
           June 30, 1995                                              1 & 2

           Condensed Consolidated Statements of Income-
           Six Months Ended June 30, 1995 and 1994                        3

           Condensed Consolidated Statements of Income-
           Three Months Ended June 30, 1995 and 1994                      4

           Condensed Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1995 and 1994                        5

           Notes to Condensed Consolidated Financial Statements -
           June 30, 1995                                                  6

           ITEM 2.

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations -
           June 30, 1995                                              7 & 8

PART II.  OTHER INFORMATION                                           9 & 10

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                             SBM INDUSTRIES, INC.
                             --------------------
               CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
               ------------------------------------------------
                                 JUNE 30, 1995
                                 -------------
                                  A S S E T S
                                  -----------



CURRENT ASSETS:
----------------------------------------------------

  Cash and Cash Equivalents                           $  169,000
  Accounts Receivable, Less Allowance for Doubtful
     Accounts of $120,000                              1,827,000
  Inventories                                          3,007,000
  Prepaid Expenses and Other Current Assets              249,000
                                                      ----------

     TOTAL CURRENT ASSETS                              5,252,000
     --------------------                             ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------
  Land, Building and Improvements                      1,229,000
  Machinery and Equipment                                985,000
                                                       ---------
                                                       2,214,000
  Less:  Accumulated Depreciation                        450,000
                                                       ---------

     PROPERTY, PLANT AND EQUIPMENT, NET                1,764,000
     ----------------------------------                ---------


INTANGIBLE ASSETS AND GOODWILL, NET                    3,540,000
-----------------------------------                    ---------


OTHER ASSETS:
------------

  Note Receivable                                        250,000
                                                       ----------



     TOTAL ASSETS                                    $10,806,000
     ------------                                    ===========

                             SBM INDUSTRIES, INC.
                             --------------------
               CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
               ------------------------------------------------
                                 JUNE 30, 1995
                                 -------------
                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------


CURRENT LIABILITIES:
-----------------------------------------

  Borrowings Under Line of Credit          $  375,000
  Accounts Payable and Accrued Expenses     1,166,000
  Deferred Income                             812,000
  Current Portion of Notes Payable            284,000
                                           ----------

     TOTAL CURRENT LIABILITIES              2,637,000
     -------------------------


OTHER LIABILITIES:
-----------------

  Notes Payable                             1,229,000
                                            ----------


     TOTAL LIABILITIES                      3,866,000
     -----------------                      ---------



MINORITY INTEREST                             160,000
-----------------                           ---------


SHAREHOLDERS' INVESTMENT:
------------------------

  Preferred Shares, $1 Par Value -
   500,000 Shares Authorized; Issued
   and Outstanding - 0 Shares                      --
  Common Shares, $1 Par Value -
     5,000,000 Shares
     Authorized; Issued and Outstanding -
     2,028,000 Shares                       2,028,000
  Paid-in Surplus                           4,349,000
  Retained Earnings                           403,000
                                          -----------


     TOTAL SHAREHOLDERS' INVESTMENT         6,780,000
     ------------------------------         ---------


     TOTAL LIABILITIES AND SHAREHOLDERS'
       INVESTMENT                        $ 10,806,000
     ----------------------------------- ============


                             SBM INDUSTRIES, INC.
                             --------------------
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                -----------------------------------------------

                                                                                        1995         1994
                                                                                      --------    ---------
NET SALES                                                                             $8,157,000    $5,654,000
-------------------------------------------------------------

Cost of Sales                                                                          4,503,000     2,911,000
                                                                                      ----------    ----------

          GROSS PROFIT ON SALES                                                       $3,654,000    $2,743,000
-------------------------------------------------------------                         ----------    ----------


COSTS AND EXPENSES:
-------------------------------------------------------------
     Selling, General and Administrative Expenses                                     $3,376,000    $2,473,000
     Depreciation and Amortization                                                       248,000       134,000
                                                                                      ----------    ----------

          TOTAL COSTS AND EXPENSES                                                    $3,624,000    $2,607,000
-------------------------------------------------------------                         ----------    ----------


     OPERATING PROFIT                                                                 $   30,000    $  136,000
-------------------------------------------------------------

OTHER INCOME (EXPENSE):
-------------------------------------------------------------
     Interest Income and (Expense), Net                                                  (68,000)       (6,000)
     Gain (Loss) on Marketable Securities (Note 1)                                        43,000       (58,000)
     Minority Interest in Subsidiary                                                      67,000        24,000
                                                                                      ----------    ----------

Income Before Income Taxes from Continuing Operations                                 $   72,000    $   96,000

Provision For Income Taxes (Note 3)                                                        -----       (30,000)
                                                                                      ----------    ----------

     Income from Continuing Operations                                                $   72,000    $   66,000
     Income  and Gain on Sale from Discontinued  Operations                                -----       606,000
                                                                                      ----------    ----------

           NET INCOME                                                                 $   72,000    $  672,000
-------------------------------------------------------------                         ----------    ----------


PER SHARE (Note 1)
Income from Continuing Operations                                                     $      .04          $.03
Income and Gain on Sale from Discontinued Operations                                       -----           .30
                                                                                      ----------    ----------

           NET INCOME                                                                       $.04    $      .33
-------------------------------------------------------------                         ----------    ----------


                             SBM INDUSTRIES, INC.
                             --------------------
            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------
               FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
               -------------------------------------------------

                                                                                                     1995           1994
                                                                                                   ---------      ---------
NET SALES                                                                                          $3,938,000    $2,841,000
-------------------------------------------------------------------

Cost of Sales                                                                                       2,190,000     1,447,000
                                                                                                   ----------    ----------

          GROSS PROFIT ON SALES                                                                    $1,748,000    $1,394,000
-------------------------------------------------------------------                                ----------    ----------


COSTS AND EXPENSES:
-------------------------------------------------------------------
    Selling, General and Administrative Expenses                                                   $1,658,000    $1,249,000
    Depreciation and Amortization                                                                     125,000        67,000
                                                                                                   ----------    ----------

          TOTAL COSTS AND EXPENSES                                                                 $1,783,000    $1,316,000
-------------------------------------------------------------------                                ----------    ----------


    OPERATING PROFIT (LOSS)                                                                        $  (35,000)   $   78,000
-------------------------------------------------------------------

OTHER INCOME (EXPENSE):
-------------------------------------------------------------------
    Interest Income and (Expense), Net                                                                (38,000)       (2,000)
    Gain on Marketable Securities (Note 1)                                                              5,000         -----
    Minority Interest in Subsidiary                                                                    39,000        18,000
                                                                                                   ----------    ----------

Income (Loss) Before Income Taxes from Continuing Operations                                       $  (29,000)   $   94,000

Benefit (Provision) For Income Taxes (Note 3)                                                           2,000       (30,000)
                                                                                                   ----------    ----------

     Income (Loss) from Continuing Operations                                                      $  (27,000)   $   64,000
     Income (Loss) and Gain on Sale from Discontinued  Operations                                       -----        (1,000)
                                                                                                   ----------    ----------

           NET INCOME (LOSS)                                                                       $  (27,000)   $   63,000
-------------------------------------------------------------------                                ----------    ----------


PER SHARE (Note 1)
Income (Loss) from Continuing Operations                                                                $(.01)         $.03
Income and Gain on Sale from Discontinued Operations                                                    -----         -----
                                                                                                   ----------    ----------

           NET INCOME (LOSS)                                                                           $(.01)          $.03
-------------------------------------------------------------------                                ----------    ----------


                              SBM INDUSTRIES, INC.
                              --------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

                FOR THE SIX-MONTHS ENDED JUNE 30, 1995 AND 1994
                -----------------------------------------------


                                                        1995           1994
                                                    -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income from continuing operations                 $   72,000     $  66,000
                                                      ----------     ---------

Adjustments to reconcile net income to net cash
  used by operating activities:
  Depreciation and amortization                       $  248,000     $ 146,000
  Gain (loss) related to marketable securities           (43,000)       58,000
  Income-discontinued operations                           -----         8,000
  Minority Interest                                      (67,000)      (24,000)
  Change in assets and liabilities:
       Accounts and notes receivable                     341,000      (229,000)
       Inventory                                         (81,000)      (35,000)
       Prepaid expenses and other current assets        (123,000)      (11,000)
       Accounts payable and accrued expenses            (920,000)     (370,000)
       Deferred Income                                    83,000       (25,000)
       Other                                               5,000         -----
                                                      ----------     ---------

        Total Adjustments                             $(557,000)     $(482,000)
                                                      ----------     ---------

NET CASH USED BY OPERATING ACTIVITIES                 $(485,000)     $(416,000)
                                                      ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                           $(119,000)    $ (311,000)
   Sale of marketable securities                        563,000         -----
   Proceeds from sale of subsidiary's assets              -----      1,734,000
                                                      ---------     ----------

NET CASH PROVIDED BY INVESTING ACTIVITIES             $ 444,000     $1,423,000
                                                      ---------     ----------


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings under line of credit                  $  50,000     $    -----
 Payments on notes                                     (127,000)      (359,000)
                                                      ---------     ----------

NET CASH USED BY FINANCING ACTIVITIES                 $ (77,000)    $ (359,000)
                                                      ---------     ----------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS       $(118,000)    $  648,000

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD             287,000      1,693,000
                                                      ---------     ----------

CASH AND EQUIVALENTS AT END OF PERIOD                 $ 169,000     $2,341,000
                                                      ---------     ----------


                             SBM INDUSTRIES, INC.
                             --------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                                 JUNE 30, 1995
                                 -------------



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

Marketable securities, as a group, has been valued at lower of cost or market. At June 30, 1995 the Company had sold all previously held securities.

Net income per share is computed based on the weighted average number of shares outstanding during each period. The average number of shares used in the computation of earnings per share was 2,028,000 for 1995 and 1994.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.


(2)  Stock Options
     -------------

On March 10, 1992, the Board of Directors of the Company adopted the 1992 Incentive Stock Option Plan providing for the issuance of 100,000 shares. The shareholders of the Company approved the 1992 Plan at the Annual Meeting of Shareholders held on August 25, 1992. Options on 35,800 shares have been granted pursuant to the 1992 Plan.


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

                             SBM INDUSTRIES, INC.
                             --------------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

                    FOR THE SIX MONTHS ENDED JUNE 30, 1995
                    --------------------------------------



                        SIX MONTHS ENDED JUNE 30, 1995
                        ------------------------------
                                  COMPARED TO
                                 ------------
                        SIX MONTHS ENDED JUNE 30, 1994
                        ------------------------------



SALES. Sales from continuing operations increased $2,503,000, or 44%, to $8,157,000 in the first six months of 1995. These sales are primarily attributable to Star Struck's increased volume of existing products and additional sales derived from acquisitions made in 1994. Star Struck's sales for the period were $6,434,000, up 37% from $4,694,000 for the first six months of 1994. Carlton Press Corp.'s sales of $1,248,000 (15% of total sales) were up 30% over 1994's first half sales of $960,000. RC Manufacturing, Inc. contributed $475,000, or 6%, to the Company's sales for this period.

GROSS PROFIT. Gross profit from continuing operations increased by $911,000, or 33%, to $3,654,000 in the first six months of 1995. Gross margin decreased to 44.7% in 1995 compared to 48.5% for the same period in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses associated with continuing operations increased $903,000 to $3,376,000 in the first six months of 1995. As a percentage of sales, selling, general and administrative expenses decreased to 41% in the first six months of 1995 compared to 44% for the same period of 1994.

OPERATING PROFIT. Operating profit decreased $106,000 to $30,000 in the first six months of 1995.

NET INCOME. Net income for the first six months of 1995 decreased $600,000 to $72,000. This decrease is mainly due to a $606,000 decrease in income and sale from discontinued operations.

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                     --------------------------------------




                        THREE MONTHS ENDED JUNE 30, 1995
                        --------------------------------
                                  COMPARED TO
                                  ------------
                        THREE MONTHS ENDED JUNE 30, 1994
                        --------------------------------



SALES. Total sales for the Company in the second quarter of 1995 increased $1,097,000, or 39%, to $3,938,000. Star Struck's sales for the period were $3,131,000, up 32% from $2,376,000 for the second quarter of 1994. Carlton Press Corp.'s sales of $586,000 were up 26% over 1994's second quarter sales of
$465,000.   RC Manufacturing, Inc.'s sales of $221,000 contributed 6% to the
Company's total gross revenues for the second quarter.

GROSS PROFIT. Gross profit from continuing operations increased by $354,000, or 25%, to $1,748,000 in the second quarter of 1995. Gross margin decreased to 44.3% in 1995 compared to 49.1% for the same period in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses associated with continuing operations increased $409,000 to $1,658,000 in the second quarter of 1995. As a percentage of sales, selling, general and administrative expenses decreased to 42% in the second quarter of 1995 compared to 44% for the same period of 1994.

OPERATING PROFIT. Operating profit decreased $113,000 to $(35,000) in the second quarter of 1995.

NET INCOME. Net income for the second quarter of 1995 decreased $90,000 to $(27,000).


LIQUIDITY AND CAPITAL RESOURCES.    Cash proceeds received from the sale of
assets over the years, including the sale of a radio station and securites, have been used for acquisitions, as well as working capital requirements needed for expansion of existing operations.

At June 30, 1995 net working capital was $2,615,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                 JUNE 30, 1995
                                 -------------


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

  Item 4.  Submission of Matters to a Vote of Security Holders
            See attached

  Item 5.  Other Information
            Not applicable

  Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibit 27-Financial Data Schedule

            (b) Reports on Form 8-K
               No reports on Form 8-K were filed during the quarter ended June 30, 1995



                                   SIGNATURES
                                   ----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SBM INDUSTRIES, INC.


  Date: August 11, 1995    By: /s/  Peter Nisselson
                              --------------------------------------
                            Peter Nisselson, President


  Date: August 11, 1995    By: /s/  Lawrence Goldstein
                              ----------------------------------
                            Lawrence Goldstein, Vice-President, Treasurer

                          PART II - OTHER INFORMATION
                          ---------------------------

           ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ----------------------------------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                 JUNE 30, 1995
                                 -------------



  a)   Annual meeting held May 2, 1995


  b)   Directors elected at the Meeting:

       Peter M. Nisselson
       Lawrence J. Goldstein
       Kenneth Karlan
       Robert J. Morris
       Arthur Salzfass
       Keith Sessler
       Michael Sweedler

  c)   Other matters voted on:

       None