Form 10QSB
period 1995-09-30
SBM INDUSTRIES INC
filed 1995-11-14
CIK 771504

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                September 30, 1995
                              -------------------------------------------------

                                      OR

[_]                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

For the Transition period from________to_______________________________________


Commission File Number        1-8912
                      ---------------------------------------------------------

                             SBM INDUSTRIES, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              Delaware                                  36-1805030
--------------------------------------------------------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

      Two Madison Avenue
      Larchmont, NY                                     10538
--------------------------------------------------------------------------------
      (Address of principal executive offices)          (Zip Code)

Issuer's telephone number                    (914) 833-0649
                         -------------------------------------------------------



                                     SAME
--------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No __
    -

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,027,616 shares at November 10, 1995.
       --------------------------------------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                                     INDEX
                                     -----

                              SEPTEMBER 30, 1995
                              ------------------

PART I.       FINANCIAL INFORMATION                                               Page No.

              ITEM 1.

                     Condensed Consolidated Balance Sheet
                     September 30, 1995                                           1 & 2

                     Condensed Consolidated Statements of Income-
                     Nine Months Ended September 30, 1995 and 1994                3

                     Condensed Consolidated Statements of Income-
                     Three Months Ended September 30, 1995 and 1994               4

                     Condensed Consolidated Statements of Cash Flows -
                     Nine Months Ended September 30, 1995 and 1994                5

                     Notes to Condensed Consolidated Financial Statements -
                     September 30, 1995                                           6

              ITEM 2.

                     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations -
                     September 30, 1995                                           7 & 8

PART II.      OTHER INFORMATION                                                   9

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                             SBM INDUSTRIES, INC.
                             --------------------
               CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
               ------------------------------------------------
                              SEPTEMBER 30, 1995
                              ------------------
                                  A S S E T S
                                  -----------

CURRENT ASSETS:
---------------

  Cash and Cash Equivalents                                        $    201,000
  Marketable Securities                                                 125,000
  Accounts Receivable, Less Allowance for Doubtful
     Accounts of $120,000                                             2,370,000
  Inventories                                                         2,960,000
  Prepaid Expenses and Other Current Assets                             333,000
                                                                     ----------

     TOTAL CURRENT ASSETS                                             5,989,000
     --------------------                                            ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

  Land, Building and Improvements                                     1,229,000
  Machinery and Equipment                                               991,000
                                                                     ----------
                                                                      2,220,000
  Less:  Accumulated Depreciation                                       458,000
                                                                     ----------


     PROPERTY, PLANT AND EQUIPMENT, NET                               1,762,000
     ----------------------------------                              ----------


INTANGIBLE ASSETS AND GOODWILL, NET                                   3,459,000
-----------------------------------                                  ----------


OTHER ASSETS:
------------

  Note Receivable                                                       250,000
                                                                     ----------



     TOTAL ASSETS                                                  $ 11,460,000
     ------------                                                    ==========

                             SBM INDUSTRIES, INC.
                             --------------------

               CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
               ------------------------------------------------

                              SEPTEMBER 30, 1995
                              ------------------

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------

CURRENT LIABILITIES:
--------------------

  Borrowings Under Line of Credit                                  $    575,000
  Accounts Payable and Accrued Expenses                               1,639,000
  Deferred Income                                                       848,000
  Current Portion of Notes Payable                                      223,000
                                                                     ----------

     TOTAL CURRENT LIABILITES                                         3,285,000
     ------------------------


OTHER LIABILITIES:
-----------------

  Notes Payable                                                       1,404,000
                                                                     ----------


     TOTAL LIABILITIES                                                4,689,000
     -----------------                                               ----------


MINORITY INTEREST                                                       117,000
-----------------                                                    ----------


SHAREHOLDERS' INVESTMENT:
------------------------

  Preferred Shares, $1 Par Value - 500,000 Shares
     Authorized; Issued and Outstanding - 0 Shares                        -----
  Common Shares, $1 Par Value - 5,000,000 Shares
     Authorized; Issued and Outstanding -
     2,028,000 Shares                                                 2,028,000
  Paid-in Surplus                                                     4,349,000
  Retained Earnings                                                     277,000
                                                                     ----------


     TOTAL SHAREHOLDERS' INVESTMENT                                   6,654,000
     ------------------------------                                  ----------



     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                $ 11,460,000
     ----------------------------------------------                  ==========

                             SBM INDUSTRIES, INC.
                             --------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
             -----------------------------------------------------

                                                                        1995               1994
                                                                        ----               ----
NET SALES                                                       $ 12,409,000        $ 9,103,000
---------

Cost of Sales                                                      6,998,000          4,604,000
                                                                   ---------          ---------

     GROSS PROFIT ON SALES                                      $  5,411,000        $ 4,499,000
     ---------------------                                         ---------          ---------


COSTS AND EXPENSES:
------------------
  Selling, General and Administrative Expenses                  $  5,141,000        $ 3,861,000
  Depreciation and Amortization                                      376,000            205,000
                                                                   ---------          ---------

     TOTAL COSTS AND EXPENSES                                   $  5,517,000        $ 4,066,000
     ------------------------                                      ---------          ---------


  OPERATING PROFIT (LOSS)                                       $   (106,000)       $   433,000
  -----------------------

OTHER INCOME (EXPENSE):
----------------------
  Interest Income and (Expense), Net                                (101,000)            (8,000)
  Gain (Loss) on Marketable Securities (Note 1)                       43,000            (12,000)
  Minority Interest in Subsidiary                                    110,000             14,000
                                                                   ---------          ---------

Income (Loss) Before Income Taxes from Continuing Operations    $    (54,000)       $   427,000

Provision For Income Taxes (Note 3)                                      ---           (55,000)
                                                                   ---------          ---------

  Income (Loss) from Continuing Operations                      $    (54,000)       $   372,000
  Income and Gain on Sale from Discontinued Operations                   ---            605,000
                                                                   ---------          ---------

     NET INCOME (LOSS)                                          $    (54,000)       $   977,000
     -----------------                                             ---------          ---------


PER SHARE (Note 1)
---------
Income (Loss) from Continuing Operations                        $       (.02)       $       .18
Income and Gain on Sale from Discontinued Operations                    -----               .30
                                                                   ---------          ---------

     NET INCOME (LOSS)                                          $       (.02)       $       .48
     -----------------                                             ---------          ---------

                             SBM INDUSTRIES, INC.
                             --------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
            ------------------------------------------------------

                                                                               1995                1994
                                                                               ----                ----
NET SALES                                                               $ 4,252,000         $ 3,449,000
---------

Cost of Sales                                                             2,495,000           1,693,000
                                                                          ---------           ---------

     GROSS PROFIT ON SALES                                              $ 1,757,000         $ 1,756,000
     ---------------------                                                ---------           ---------


COSTS AND EXPENSES:
------------------
  Selling, General and Administrative Expenses                          $ 1,765,000         $ 1,388,000
  Depreciation and Amortization                                             128,000              71,000
                                                                          ---------           ---------

     TOTAL COSTS AND EXPENSES                                           $ 1,893,000         $ 1,459,000
     ------------------------                                             ---------           ---------


  OPERATING PROFIT (LOSS)                                               $  (136,000)        $   297,000
  -----------------------

OTHER INCOME (EXPENSE):
----------------------
  Interest Income and (Expense), Net                                        (33,000)             (2,000)
  Gain on Marketable Securities (Note 1)                                       ----              46,000
  Minority Interest in Subsidiary                                            43,000             (10,000)
                                                                          ---------           ---------

Income (Loss) Before Income Taxes from Continuing Operations            $  (126,000)        $   331,000

Benefit (Provision) For Income Taxes (Note 3)                                  ----             (25,000)
                                                                          ---------           ---------

  Income (Loss) from Continuing Operations                              $  (126,000)        $   306,000
  Income (Loss) and Gain on Sale from Discontinued  Operations                 ----              (1,000)
                                                                          ---------           ---------

     NET INCOME (LOSS)                                                  $  (126,000)        $   305,000
     -----------------                                                    ---------           ---------


PER SHARE (Note 1)
---------
Income (Loss) from Continuing Operations                                $      (.06)        $       .15
Income and Gain on Sale from Discontinued Operations                           -----               ----
                                                                          ---------           ---------

     NET INCOME (LOSS)                                                  $      (.06)        $       .15
     -----------------                                                    ---------           ---------

                             SBM INDUSTRIES, INC.
                             --------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
             -----------------------------------------------------

                                                                               1995                1994
                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss) from continuing operations                            $   (54,000)        $   372,000
                                                                          ---------           ---------

Adjustments to reconcile net income to net cash
  used by operating activities:
     Depreciation and amortization                                      $   376,000         $   217,000
     (Gain) loss related to marketable securities                           (43,000)             12,000
     Income-discontinued operations                                           -----               8,000
     Minority Interest                                                     (110,000)            (14,000)
     Change in assets and liabilities:
        Accounts and notes receivable                                      (202,000)           (716,000)
        Inventory                                                           (34,000)           (157,000)
        Prepaid expenses and other current assets                          (207,000)            (16,000)
        Accounts payable and accrued expenses                              (447,000)           (407,000)
        Deferred Income                                                     119,000             (25,000)
        Other                                                                 4,000                ----
                                                                          ---------           ---------

           Total Adjustments                                            $  (544,000)       $ (1,098,000)
                                                                          ---------          ----------

NET CASH USED BY OPERATING ACTIVITIES                                   $  (598,000)        $  (726,000)
                                                                          ---------           ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of fixed assets                                              $  (163,000)        $  (416,000)
  Sale of marketable securities                                             563,000                ----
  Purchase of marketable securities                                        (125,000)               ----
  Proceeds from sale of subsidiary's assets                                   -----           1,734,000
                                                                          ---------           ---------

NET CASH PROVIDED BY INVESTING ACTIVITIES                               $   275,000         $ 1,318,000
                                                                          ---------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Net borrowings under line of credit                                   $   250,000         $       ---
  Payments on notes                                                         (13,000)           (228,000)
                                                                          ---------           ---------

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        $   237,000         $  (228,000)
                                                                          ---------           ---------


NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS                         $   (86,000)        $   364,000

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD                                 287,000           1,693,000
                                                                          ---------           ---------

CASH AND EQUIVALENTS AT END OF PERIOD                                   $   201,000         $ 2,057,000
                                                                          ---------           ---------

                             SBM INDUSTRIES, INC.
                             --------------------

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             ----------------------------------------------------

                              SEPTEMBER 30, 1995
                              ------------------



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

Marketable securities, as a group, has been valued in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At September 30, 1995, the Company considered all marketable securities to be trading securities.

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

                             SBM INDUSTRIES, INC.
                             --------------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                 --------------------------------------------



                     NINE MONTHS ENDED SEPTEMBER 30, 1995
                     ------------------------------------
                                  COMPARED TO
                                  -----------
                     NINE MONTHS ENDED SEPTEMBER 30, 1994
                     ------------------------------------


SALES. Sales from continuing operations increased $3,306,000, or 36%, to $12,409,000 in the first nine months of 1995. These sales are primarily attributable to Star Struck's increased volume of existing products and additional sales derived from acquisitions made during the fourth quarter of 1994. Star Struck's sales for the period of $9,777,000 accounted for 79% of the Company's total sales. This is an increase of $2,286,000, or 30.5%, over $7,491,000 for the first nine months of 1994. Carlton Press Corp.'s sales of $1,910,000 (15% of total sales) for the first nine months of 1995 were up 18.5% over their sales of $1,612,000 for the same period of 1994. RC Manufacturing, Inc. contributed $722,000, or 6%, to the Company's sales for this period.


GROSS PROFIT. Gross profit from continuing operations increased by $912,000, or 20%, in the first nine months of 1995. This increase is comprised of an $872,000, or 28%, increase in gross proft from $3,116,000 to $3,988,000 for Star Struck, and the addition of RC Manufacturing's gross profit of $266,000, which were offset by a $226,000, or 16%, decrease in gross profit from $1,383,000 to $1,157,000 for Carlton Press. Gross margin for the period decreased to 43.6% compared to 49.4% for the same period in 1994.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses associated with continuing operations increased $1,280,000, or 33%, in the first nine months of 1995. Star Struck's expenses were 36% of their sales (28.7% of total sales), Carlton's expenses were 60% of their sales (9.3% of total sales), RC Manufacturing's expenses were 50% of their sales (2.9% of total sales), and SBM's selling, general and administrative expenses were .5% of total sales for the Company. As a percentage of total sales, selling, general and administrative expenses decreased to 41.4% in the first nine months of 1995 compared to 42.4% for the same period of 1994.


OPERATING PROFIT. Operating profit decreased $539,000 to show a loss of $106,000 in the first nine months of 1995.


NET INCOME. Net income for the first nine months of 1995 decreased $1,031,000 to show a loss of $54,000. This decrease is due to a decrease in income from continuing operations of $426,000 and a decrease in income and sale from discontinued operations of $605,000.

                             SBM INDUSTRIES, INC.
                             --------------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                 --------------------------------------------



                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                     -------------------------------------
                                  COMPARED TO
                                  -----------
                     THREE MONTHS ENDED SEPTEMBER 30, 1994
                     -------------------------------------


SALES. Total sales for the Company in the third quarter of 1995 increased $803,000, or 23%, to $4,252,000. Star Struck's sales for the period were $3,344,000, up $547,000, or 20%, from $2,797,000 for the third quarter of 1994.
Carlton Press Corp.'s sales of $662,000 were up $10,000, or 1.5%, over 1994's third quarter sales of $652,000. RC Manufacturing, Inc.'s sales of $246,000 contributed 6% to the Company's total gross revenues for the third quarter.

GROSS PROFIT. Gross profit from continuing operations increased by $1,000 to $1,757,000 in the third quarter of 1995. Gross margin decreased to 41.3% in 1995 compared to 50.9% for the same period in 1994. For 1995, Star Struck had a gross profit of $1,323,000 on its third quarter sales, while Carlton Press and RC Manufacturing showed gross profits of $337,000 and $97,000, respectively. These figures represent a $138,000, or 12%, increase in gross profit for Star Struck and a $234,000, or 41%, decrease in gross profit for Carlton Press, compared to the same period in 1994.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses associated with continuing operations increased $377,000 to $1,765,000 in the third quarter of 1995. As a percentage of sales, selling, general and administrative expenses increased to 41.5% in the third quarter of 1995 compared to 40.2% for the same period in 1994. For the third quarter of 1995, Star Struck's selling, general and administrative expenses represented 29.6% of total sales. Carlton Press Corp.'s selling, general and administrative expenses of $374,000 were 8.8% of total sales, while RC Manufacturing's and SBM's expenses were 2.8% and .3% of total sales, respectively, in the third quarter of 1995.

OPERATING PROFIT. Operating profit decreased $433,000 to show a loss of $136,000 for the third quarter of 1995.

NET INCOME. Net income for the third quarter of 1995 decreased $431,000 to show a loss of $126,000.

LIQUIDITY AND CAPITAL RESOURCES. Cash proceeds received from the sale of assets over the years, including the sale of a radio station and securites, have been used for acquisitions, as well as working capital requirements needed for expansion of existing operations.

At September 30, 1995 net working capital was $2,704,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                              SEPTEMBER 30, 1995
                              ------------------


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

  Item 3. Defaults upon Senior Securities
                Not applicable

  Item 4. Submission of Matters to a Vote of Security Holders
                Not applicable

  Item 5. Other Information
                Not applicable

  Item 6. Exhibits and Reports on Form 8-K
                (a) Exhibit 27-Financial Data Schedule

                (b) Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended September 30, 1995



                                  SIGNATURES
                                  ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SBM INDUSTRIES, INC.


  Date: November 9, 1995   By:/s/ Peter Nisselson
                              -------------------------------
                                  Peter Nisselson, President


  Date: November 9, 1995   By:/s/ Lawrence Goldstein
                              -------------------------------
                                  Lawrence Goldstein, Vice-President, Treasurer