Form 10KSB
period 1995-12-31
SBM INDUSTRIES INC
filed 1996-03-29
CIK 771504

                                                     Page 1 of __
                                                     Exhibit Index Page 13

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    -------

                                  FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended Dec. 31, 1995
                               -------------


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File Number 1-8912
                                                ------



                             SBM INDUSTRIES, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in it Charter)

              Delaware                             86-1805030
----------------------------------------       -------------------------
  (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

2 Madison Avenue, Suite 201
Larchmont, New York                                           10538
----------------------------------------               -------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (914) 833-0649
                                 --------------
                          (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
    Title of each class                    on which registered
    -------------------                    ---------------------

Common Stock, $1.00 par value              American Stock Exchange
-----------------------------              -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

          Check if disclosure of no delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Issuer's revenues for its most recent fiscal year were $16,531,000.

          Based on the closing sales price on March 25, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,899,908.

          The number of shares outstanding of the registrant's common stock was 2,027,616 at March 21, 1995.

          DOCUMENTS INCORPORATED BY REFERENCE: Part III -Definitive Proxy Statement relating to May 7, 1996 Annual Meeting of Shareholders. Parts I and II - Annual Report to Shareholders for the year ended December 31, 1995.

                                     PART I


    Item I.  Description of Business
             -----------------------

    General
    -------

          SBM Industries, Inc. (the "Company") is a holding company whose operating subsidiary corporations are engaged in the distribution of watch batteries and related products and in book publishing. The Company was organized in 1935 as an Illinois corporation, was reincorporated as a Delaware corporation in 1985, and changed its name from Speed-O-Print Business Machines Corporation in 1992. The Company's principal executive offices have been located in Larchmont, New York since 1992.


    Acquisition of Star Struck, Inc.
    -------------------------------

          On July 1, 1992, the Company acquired all the shares of stock of Star Struck, Inc., a Connecticut corporation ("SSI") from Kenneth Karlan and Keith Sessler in exchange for shares of the Company's stock.


    Business of SSI
    ---------------

          SSI, whose principal offices are in Bethel, Connecticut, is a distributor of watch batteries throughout the United States. In addition to selling watch batteries, SSI also sells alkaline, photo and hearing aid batteries, jewelry findings, tools, supplies, and plastic bags and manufactures and sells watch straps.

          SSI made three acquisitions in 1994 that expanded its business. SSI acquired assets relating to the distribution and manufacture of watch straps from Freedman & Sons Corp. in August 1994 and from R. C. Manufacturing, Inc. in September 1994. On October 1, 1994, SSI also acquired assets relating to the distribution of watch batteries from Time Craft Industries, Incorporated. The aggregate of the purchase prices of these three acquisitions was approximately $1.3 million.

          SSI sells its products through direct mail and telemarketing to jewelry stores, supermarket chains and other retail vendors.

          SSI competes in a competitive, but highly fragmented industry.

          SSI's business does not depend on the availability of raw materials. SSI distributes watch batteries for Sony, Eveready, Maxell, Renata, Rayovac and Varta under the manufacturer's and SSI's private label. SSI sells its watch straps under the Sahara, Town & Country, Downing and R. C. Manufacturing tradenames.

          SSI has approximately 6,000 active customers. SSI's two largest customers account for 16% and 12% of its sales, respectively.

          Governmental regulation is not a specific influence on the business of SSI, and generally compliance with environmental regulations have not been burdensome to SSI.

          SSI expended no money on research and development in 1994 or 1995.

          SSI has approximately 125 full-time employees, and 25 part-time employees.

    Acquisition of Assets of Carlton Press, Inc.
    --------------------------------------------

          On December 6, 1993, the Company's subsidiary, SBM Press Acquisition Corp., purchased assets of Carlton Press, Inc. for $1,050,000 and of its subsidiary Mitchell-Randolph Advertising Corp. for $150,000. SBM Press Acquisition Corp. then changed its name to Carlton Press Corp.


    Business of Carlton Press, Inc.
    -------------------------------

          Carlton Press Corp. ("Carlton") is a subsidy book publisher. Carlton publishes manuscripts submitted by authors for which it charges the authors a publishing fee. Although most of its revenue is derived from the contracts with the authors, Carlton also receives royalty revenues from sales of the books.

          Carlton competes in a competitive industry where there are numerous other competitors.

          Carlton's business does not depend on the availability of raw materials.

          Carlton published approximately 200 books in 1995.

          Government regulation is not a specific influence on the business of Carlton and generally compliance with environmental regulations have not been burdensome to Carlton.

          Carlton expended no money on research and development in 1994 or 1995.

          Carlton has 20 employees, all of whom are full-time employees.


    Sale of Radio Broadcasting Business
    -----------------------------------

          On January 31, 1994, the Company's subsidiary WWMY-FM Broadcasting Inc. ("WWMY") sold all of its assets used in connection with its FM radio station in Eden, North Carolina. Between July 1991 and the date of sale, WWMY had derived all of its revenues from a brokerage agreement under which the broadcasting facilities had been made available to Voyager Communications, Inc. After the sale, WWMY engaged in no further business activity and became dormant.


    Investments
    -----------

          The Company generally holds its liquid assets in government securities. Government securities include only such securities as defined in the Investment Company Act of 1940, as amended.


    General
    -------

          The Company does not hold any patents, trademarks, licenses, franchises or concessions in connection with its business, except as described above.

          The Company expended no money on research and development in 1994 or 1995.

    Item 2.  Properties.
             ----------

          The Company leases offices in Larchmont, New York for use as its executive offices.

          SSI owns property located in the Francis J. Clarke Industrial Park at 8 Francis J. Clarke Circle in Bethel, Connecticut. The property consists of
    2.344 acres of land and a warehouse/office building. The building, as originally constructed in 1990, comprised 10,500 square feet. A 10,000 square-foot addition to the building was completed in May 1994. Approximately sixty percent of the building is used as a warehouse and remaining forty percent is used as offices by SSI. The warehouse space contains a loading dock. The property is encumbered by a mortgage.

          SSI's subsidiary, R. C. Manufacturing, Inc., leases a manufacturing and office facility in St. Petersburg, Florida, comprising approximately 5,000 square feet.

          Carlton leases approximately 5,000 square feet of office space in New York, New York for use as executive and editorial offices.


    Item 3.  Legal Proceedings.
             -----------------

          In Re SBM Industries, Inc. Securities Litigation pending in the United
          ------------------------------------------------
    States District Court for the Southern District of New York. This is a consolidated action in which plaintiffs, allegedly suing on behalf of all shareholders similarly situated, allege securities fraud as to the Company's originally published reports of earnings for the first three quarters of 1994. The defendants have denied any improper conduct and intend to defend themselves vigorously.


    Item 4.  Submission of Matters to a Vote of Security
             Holders.
             -------------------------------------------

          None.

                              PART II

    Item 5.  Market for Common Equity and Related
          Stockholder Matters.
          ------------------------------------

          The principal United States market in which the Company's common stock is traded is the American Stock Exchange. See page 14 of the Company's 1995 Annual Report to Shareholders, in the section entitled "Market and Dividend Information", which is incorporated herein by reference, for information concerning the high and low sales prices for the Company's common stock for each quarter of 1994 and 1995. As of March 21, 1996, the Company had approximately 800 shareholders of common stock. No dividends were paid by the Company during the 1994 and 1995 fiscal years.

    Item 6.  Management's Discussion and Analysis or
             Plan of Operation.
             ---------------------------------------

          See pages 12 through 13 of the Company's 1995 Annual Report to Shareholders, which is incorporated herein by reference.

    Item 7.  Financial Statements and Supplementary Data.
             -------------------------------------------

          See pages 2 through 11 of the Company's 1995 Annual Report to Shareholders, which are incorporated herein by reference.

    Item 8.  Changes in and Disagreements on Accounting
             and Financial Disclosure.
             ------------------------------------------

          None.


                                    PART III

    Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
             -------------------------------------------------

          See the sections entitled "Nominees for Election as Directors" and "Executive Officers and Executive Compensation" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1996 which are incorporated herein by reference, for information concerning directors, executive officers, promoters and control persons of the Company.

    Item 10.  Executive Compensation.
              ----------------------

          See the section entitled "Executive Officers and Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1996, which is incorporated herein by reference, for information concerning executive compensation.

    Item 11.  Security Ownership of Certain Beneficial Owners
              and Management.
              -----------------------------------------------

          See the sections entitled "Executive Officers and Executive Compensation -- Stock Options," "Security Ownership of Management" and "Other Principal Holders of Voting Securities" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1996 which are incorporated herein by reference.

    Item 12.  Certain Relationships and Related Transactions.
              ----------------------------------------------

          See the section entitled "Nominees for Election as Directors -- Additional Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 1996, which is incorporated herein by reference.

    Item 13.  Exhibits, Lists and Reports on Form 8-K.
              ---------------------------------------

    (a) 1. & 2.  Financial Statements.
                 --------------------

          A copy of the Company's Annual Report to Shareholders for the year ended December 31, 1995 has been furnished as an exhibit to this Annual Report on Form 10-KSB. Pages 1 through 19 of such Annual Report to Shareholders contain the Consolidated Balance Sheet as of December 31, 1995, and the Consolidated Statements of Operations, Shareholders' Investment and Cash Flows and Notes to Consolidated Financial Statements for each of the two years ended December 31, 1995 and 1994, and the Auditors' Report covering the aforementioned financial statements. These Financial Statements and the Auditors' Report thereon are incorporated herein by reference.

     (a)           Exhibits
                   --------

          (3) The Articles of Incorporation and Bylaws of the Company, as amended, filed as Exhibit to a report on Form 8, Amendment No. 1 to the Company's Form 10-K for the fiscal year ended December 31, 1988 and filed May 26, 1989, are incorporated herein by reference, and Amendment to the Articles of Incorporation of the Company, changing the name of the Company, filed as an exhibit to the Company's report on 8-K dated September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

          (4) Certificate of Rights, Designations and Preferences relating to the 1992 Series A Preferred Stock, filed as Exhibit (4) to the Company's report on Form 8-K dated September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

          (10) Material Contracts.

               (a) Employment Agreements, each dated September 15, 1992 by and between the Company and each of Kenneth Karlan and Keith Sessler respectively, filed as Exhibit (10)(b) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1992, filed March 31, 1993, are incorporated herein by reference.

               (b) 1992 Incentive Stock Option Plan of the Company, an Exhibit to the Company's Notice of Annual Meeting of Shareholders and Proxy Meeting for Annual Meeting to be held August 25, 1992, and filed August 13, 1992, is incorporated herein by reference.

               (c) Term Loan Agreement, dated July 6, 1996, between Star Struck, Inc. and First Fidelity Bank.

               (d) Guaranty and Suretyship Agreement, dated July 6, 1996 from the Company to First Fidelity Bank.

               (e) Mortgage, Assignment of Lease and Security Agreement, dated July 6, 1995, between Star Struck, Inc., as mortgagor, and First Fidelity Bank, as mortgagee, in the amount of $800,000.00, secured by property known as 8 Francis J. Clarke Circle, Bethel, Connecticut (the "Property").

               (f) Second Mortgage, dated March 18, 1990, by and between Star Investors, as Mortgagor, and Union Trust Company, as Mortgagee, in the amount of $150,000, secured by a second mortgage on the Property, filed as Exhibit
                         (10)(e) to
                         the Company's report on Form 10-KSB for the fiscal year ended December 31, 1992, filed March 31, 1993, is incorporated herein by reference.

                    (g) Pledge Agreement, dated December 6, 1993, between SBM Industries, Inc. and Michael Sheldon and Carlton Press, Inc., filed as Exhibit 10(h) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

                    (h) Consulting Agreement, dated December 6. 1993, between SBM Acquisition Corp. and Carlton Press, Inc., filed as
                         Exhibit 10(i) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

                    (i) Non-Compete Agreement, dated December 6, 1993, among Michael Sheldon, SBM Press Acquisition Corp. and SBM Industries, Inc., filed as Exhibit 10(j) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

          (11) Statement re: Computation of Per Share Earnings. See page 2 of the Company's 1995 Annual Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

          (13) 1995 SBM Industries, Inc. Annual Report to Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).

          (21) List of Subsidiaries of Registrant, filed as Exhibit 21 to the Company's report on Form 10-KSB for the year ended December 31, 1994, filed on March 31, 1995.


    (b)   Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SBM INDUSTRIES INC.

                            /s/Peter Nisselson
                         By:____________________________
                            Peter Nisselson, President,
                            Secretary and Chief Executive
                            Officer, March 29, 1996

                            /s/Lawrence J. Goldstein
                         By:____________________________
                            Lawrence J. Goldstein,
                            Vice President and Treasurer
                            March  29, 1996


    Dated:  March 29, 1996

          In accordance with the Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    s/Peter Nisselson
    _____________________________________
    Peter Nisselson, March 29, 1996
    (Director)

    s/Lawrence J. Goldstein
    _____________________________________
    Lawrence J. Goldstein, March 29, 1996
    (Director)

    s/Kenneth Karlan
    _____________________________________
    Kenneth Karlan, March 29, 1996
    (Director)

    s/Robert Morris
    _____________________________________
    Robert Morris, March 29, 1996
    (Director)

    s/Arthur Salzfass
    _____________________________________
    Arthur Salzfass, March 29, 1996
    (Director)
    s/Keith Sessler
    _____________________________________
    Keith Sessler, March 29, 1996
    (Director)

    s/Michael Sweedler
    _____________________________________
    Michael Sweedler, March 29, 1996
    (Director)

                                 EXHIBIT INDEX
                                 -------------



                                    Exhibit
                                    -------

          (3) The Articles of Incorporation and Bylaws of the Company, as      *
amended, filed as Exhibit to a report on Form 8, Amendment No. 1 to the Company's Form 10-K for the fiscal year ended December 31, 1988 and filed May 26, 1989, are incorporated herein by reference, and Amendment to the Articles of Incorporation of the Company, changing the name of the Company, filed as an exhibit to the Company's report on Form 8-K dated September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

          (4) Certificate of Rights, Designations and Preferences relating     *
to the 1992 Series A Preferred Stock, filed as Exhibit (4) to the Company's report on Form 8-K dated September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

          (10) Material Contracts.

               (a)  Employment Agreements, each dated September 15, 1992 by    *
                    and between the Company and each of Kenneth Karlan and Keith Sessler respectively, filed as Exhibit (10)(b) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1992, filed March 31, 1993, is incorporated herein by reference.

               (b)  1992 Incentive Stock Option Plan of the Company, an        *
                    Exhibit to the Company's Notice of Annual Meeting of Shareholders and Proxy Meeting for Annual Meeting to be held August 25, 1992, and filed August 13, 1992, is incorporated herein by reference.

               (c) Term Loan Agreement, dated July 6, 1996, between Star Struck, Inc. and First Fidelity Bank.

               (d) Guaranty and Suretyship Agreement, dated July 6, 1996, from the Company to First Fidelity Bank.

               (e) Mortgage, dated July 6, 1995, Star Struck, Inc., as mortgagor, and First Fidelity Bank, in the amount of $800,000.00, secured by property known as 8 Francis J. Clarke Circle, Bethel, Connecticut (the "Property").

               (f)  Second Mortgage, dated March 18, 1990, by and between     *
                    Star Investor, as Mortgagor, and Union Trust
                    Company, as Mortgagee, in the amount of $150,000, secured by a second mortgage on the Property, filed as Exhibit (10)(e) to the Company's report on Form 10-KSB for the fiscal year ended December
                    31, 1992, filed March 31, 1993, is incorporated herein by reference.

               (g)  Pledge Agreement, dated December 6, 1993, between SBM     *
                    Industries, Inc. and Michael Sheldon and Carlton Press, Inc., filed as Exhibit 10(h) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

               (h)  Consulting Agreement, dated December 6, 1993, between     *
                    SBM Acquisition Corp. and Carlton Press, Inc., filed as Exhibit 10(i) to the

                    Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

               (i)  Non-Compete Agreement, dated December 6, 1993, among       *
                    Michael Sheldon, SBM Press Acquisition Corp. and
                    SBM Industries, Inc., filed as Exhibit 10(j) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

          (11)  Statement re:  Computation of Per Share Earnings.  See        **
page 2 of the Company's 1995 Annual Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

          (13) 1995 SBM Industries, Inc. Annual Report to Shareholders        **
(which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).

          (21) List of Subsidiaries of Registrant, filed as Exhibit 21 to the Company's report on Form 10-KSB for the year ended December 31, 1994, filed on March 31, 1995.


----------------------------

* Incorporated by reference.
** To be filed by Amendment.