Form 10KSB/A
period 1995-12-31
SBM INDUSTRIES INC
filed 1996-04-03
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    -------

                          FORM 10-KSB, AMENDMENT NO. 1


[_]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended Dec. 31, 1995
                               -------------


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File Number 1-8912
                                                ------


                              SBM INDUSTRIES, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in it Charter)

                Delaware                            36-1805030
- ----------------------------------------    -------------------------
    (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)            Identification No.)


2 Madison Avenue, Suite 201
Larchmont, New York                                     10538
- ----------------------------------------      -------------------------
(Address of principal executive offices)              (Zip Code)

                                 (914) 833-0649
                                 --------------
                          (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange
    Title of each class                    on which registered
    -------------------                    ---------------------

Common Stock, $1.00 par value              American Stock Exchange
- -----------------------------              -----------------------

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

          Check if disclosure of no delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [ ]

          Issuer's revenues for its most recent fiscal year were $16,531,000.

          Based on the closing sales price on March 15, 1994, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,899,908.

          The number of shares outstanding of the registrant's common stock was 2,027,616 at March 21, 1996.

          DOCUMENTS INCORPORATED BY REFERENCE: Part III -Definitive Proxy Statement relating to May 7, 1996 Annual Meeting of Shareholders. Parts I and II - Annual Report to Shareholders for the year ended December 31, 1995.

          Item 13 is amended to read as follows:

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

          (21) List of Subsidiaries of Registrant, filed as Exhibit 21 to the Company's report on Form 10-KSB for the year ended December 31, 1994, filed March 31, 1995.

          (27) Financial Data Schedule.

    (b)   Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SBM INDUSTRIES INC.


                         By: /s/ Peter Nisselson
                            ------------------------------
                            Peter Nisselson, President,
                            Secretary and Chief Executive
                            Officer, April 2, 1996


                         By: /s/ Lawrence J. Goldstein
                            ------------------------------
                            Lawrence J. Goldstein,
                            Vice President and Treasurer
                            April 2, 1996


    Dated:  April 2, 1996

          In accordance with the Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       /s/ Peter Nisselson
      ------------------------------------
      Peter Nisselson,                                          April 2, 1996
      (Director)


       /s/ Lawrence J. Goldstein
      ------------------------------------
      Lawrence J. Goldstein,                                    April 2, 1996
      (Director)


       /s/ Kenneth Karlan
      ------------------------------------
      Kenneth Karlan,                                           April 2, 1996
      (Director)


      ------------------------------------
      Robert Morris,                                            April  , 1996
      (Director)

- ------------------------------------
Arthur Salzfass,                                                April  , 1996
(Director)


/s/ Keith Sessler
- ------------------------------------
Keith Sessler,                                                  April 2, 1996
(Director)


- ------------------------------------
Michael Sweedler,                                               April  , 1996
(Director)

                                 EXHIBIT INDEX
                                 -------------


                                    Exhibit
                                    -------

          (3) The Articles of Incorporation and Bylaws of the           *
Company, as amended, filed as Exhibit to a report on Form 8, Amendment No. 1 to the Company's Form 10-K for the fiscal year ended December 31, 1988 and filed May 26, 1989, are incorporated herein by reference, and Amendment to the Articles of Incorporation of the Company, changing the name of the Company, filed as an exhibit to the Company's report on Form 8-K dated
September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

          (4) Certificate of Rights, Designations and Preferences       *
relating to the 1992 Series A Preferred Stock, filed as Exhibit
(4) to the Company's report on Form 8-K dated September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

          (10) Material Contracts.

               (a)  Employment Agreements, each dated September         *
                    15, 1992 by and between the Company and each of Kenneth Karlan and Keith Sessler respectively, filed as Exhibit (10)(b) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1992, filed
                    March 31, 1993, is incorporated herein by reference.

               (b)  1992 Incentive Stock Option Plan of the             *
                    Company, an Exhibit to the Company's Notice of Annual Meeting of Shareholders and Proxy
                    Meeting for Annual Meeting to be held August
                    25, 1992, and filed August 13, 1992, is
                    incorporated herein by reference.

               (c)  Term Loan Agreement, dated July 6, 1996,            *
                    between Star Struck, Inc. and First Fidelity
                    Bank.

               (d)  Guaranty and Suretyship Agreement, dated July       *
                    6, 1996, from the Company to First Fidelity
                    Bank.

               (e)  Mortgage, dated July 6, 1995, Star Struck,          *
                    Inc., as mortgagor, and First Fidelity Bank, in the amount of $800,000.00, secured by property known as 8 Francis J. Clarke Circle,
                    Bethel, Connecticut (the "Property").

               (f)  Second Mortgage, dated March 18, 1990, by and       *
                    between Star Investor, as Mortgagor, and Union Trust Company, as Mortgagee, in the amount of $150,000, secured by a second mortgage on the Property, filed as Exhibit
                    (10)(e) to the Company's report on Form 10-
                    KSB for the fiscal year ended December 31, 1992, filed March 31, 1993, is incorporated herein by reference.

               (g)  Pledge Agreement, dated December 6, 1993,           *
                    between SBM Industries, Inc. and Michael
                    Sheldon and Carlton Press, Inc., filed as
                    Exhibit 10(h) to the Company's report on Form
                    10-KSB for the year ended December 31, 1993, filed March 31, 1994.

               (h)  Consulting Agreement, dated December 6, 1993,       *
                    between SBM Acquisition Corp. and Carlton
                    Press, Inc., filed as Exhibit 10(i) to the

                    Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31,
                    1994.

               (i)  Non-Compete Agreement, dated December 6, 1993,      *
                    among Michael Sheldon, SBM Press Acquisition
                    Corp. and SBM Industries, Inc., filed as
                    Exhibit 10(j) to the Company's report on Form
                    10-KSB for the year ended December 31, 1993, filed March 31, 1994.

          (11) Statement re: Computation of Per Share Earnings.         **
See page 2 of the Company's 1995 Annual Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

          (13) 1995 SBM Industries, Inc. Annual Report to               **
Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).

          (21) List of Subsidiaries of Registrant, filed as             *
Exhibit 21 to the Company's report on Form 10-KSB for the year ended December 31, 1994, filed March 31, 1995.

          (27) Financial Data Schedule.                                 **


____________________________
*  Incorporated by reference.
**  Filed herewith.