Form 10QSB
period 1996-03-31
SBM INDUSTRIES INC
filed 1996-05-13
CIK 771504

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 March 31, 1996
                              -----------------------------------------------

                                       OR

[ ]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                  to
                               ----------------    ----------------------------
Commission File Number                         1-8912
                       --------------------------------------------------------


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
Yes      No
    ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,027,616 shares at May 10, 1996.
       ---------------------------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                     INDEX
                                     -----

                                 MARCH 31, 1996
                                 --------------

PART I.                    FINANCIAL INFORMATION                   Page No.
                                                                   -------

           ITEM 1.

                   Condensed Consolidated Balance Sheet
                   March 31, 1996                                    1 & 2

                   Condensed Consolidated Statements of Income-
                   Three Months Ended March 31, 1996 and 1995            3

                   Condensed Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1996 and 1995            4

                   Notes to Condensed Consolidated Financial
                   Statements - March 31, 1996                           5

           ITEM 2.

                   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations -
                   March 31, 1996                                        6

PART II.   OTHER INFORMATION                                             7

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                ------------------------------------------------

                                 MARCH 31, 1996
                                 --------------

                                  A S S E T S
                                  -----------

CURRENT ASSETS:
- --------------

  Cash and Cash Equivalents                           $  119,000
  Accounts Receivable, Less Allowance for Doubtful
     Accounts of $205,000                              2,244,000
  Inventories                                          3,510,000
  Prepaid Expenses and Other Current Assets              218,000
                                                      ----------

     TOTAL CURRENT ASSETS                              6,091,000
     --------------------                             ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
- --------------------------------------

  Land, Building and Improvements                      1,246,000
  Machinery and Equipment                              1,152,000
                                                       ---------
                                                       2,398,000
  Less:  Accumulated Depreciation                        597,000
                                                       ---------

     PROPERTY, PLANT AND EQUIPMENT, NET                1,801,000
     ----------------------------------                ---------


INTANGIBLE ASSETS AND GOODWILL, NET                    3,310,000
- -----------------------------------                    ---------


OTHER ASSETS:
- ------------

  Note Receivable                                        250,000
                                                      ----------

     TOTAL ASSETS                                    $11,452,000
     ------------                                     ==========

                             SBM INDUSTRIES, INC.
                             --------------------

                CONDENSED CONSOLIDATED BALANCE SHEET - UNAUDITED
                ------------------------------------------------

                                 MARCH 31, 1996
                                 --------------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------


CURRENT LIABILITIES:
- -------------------

  Borrowings Under Line of Credit                    $1,225,000
  Accounts Payable and Accrued Expenses               1,675,000
  Deferred Income                                       905,000
  Current Portion of Notes Payable                      315,000
                                                     ----------

     TOTAL CURRENT LIABILITIES                        4,120,000
     -------------------------


OTHER LIABILITIES:
- -----------------

  Notes Payable                                       1,271,000
                                                     ----------

     TOTAL LIABILITIES                                5,391,000
     -----------------                               ----------

MINORITY INTEREST                                       180,000
- -----------------                                    ----------

SHAREHOLDERS' INVESTMENT:
- ------------------------

  Preferred Shares, $1 Par Value - 500,000 Shares
     Authorized; Issued and Outstanding - 0 Shares            -
  Common Shares, $1 Par Value - 5,000,000 Shares
     Authorized; Issued and Outstanding -
     2,028,000 Shares                                 2,028,000
  Paid-in Surplus                                     4,349,000
  Accumulated Deficit                                  (496,000)
                                                    -----------

     TOTAL SHAREHOLDERS' INVESTMENT                   5,881,000
     ------------------------------                 -----------

     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT $11,452,000
     ----------------------------------------------  ==========

                             SBM INDUSTRIES, INC.
                             --------------------

            CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
            -------------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
               --------------------------------------------------


                                                           1996          1995
                                                           ----          ----

NET SALES                                            $4,618,000    $4,219,000
- ---------

Cost of Sales                                         2,805,000     2,313,000
                                                     ----------    ----------

     GROSS PROFIT ON SALES                            1,813,000     1,906,000
     ---------------------                           ----------    ----------


OPERATING EXPENSES:
- ------------------
  Selling, General and Administrative                 1,755,000     1,718,000
  Depreciation and Amortization                         131,000       123,000
                                                     ----------    ----------

     TOTAL OPERATING EXPENSES                         1,886,000     1,841,000
     ------------------------                        ----------    ----------

  OPERATING INCOME (LOSS)                               (73,000)       65,000
  -----------------------

OTHER INCOME (EXPENSES):
- -----------------------
  Interest Expense, Net                                 (47,000)      (30,000)
  Gain on Sale of Marketable Securities,
    Net (Note 1)                                          -----        38,000
  Minority Interest in Subsidiary                         -----        28,000
                                                     ----------    ----------

Income (Loss) Before Income Taxes                      (120,000)      101,000

Provision For Income Taxes (Note 3)                       -----        (2,000)
                                                     ----------    ----------

    NET INCOME (LOSS)                                $ (120,000)   $   99,000
    -----------------                                ----------    ----------

PER SHARE (Note 1)
- ---------
    NET INCOME (LOSS)                                $     (.06)   $      .05
    -----------------                                ----------    ----------

                              SBM INDUSTRIES, INC.
                              --------------------

          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
          -----------------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
               --------------------------------------------------


                                                             1996          1995
                                                         --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                       $(120,000)    $  99,000
                                                         --------      --------

Adjustments to reconcile net income (loss) to cash
  used in operating activities:
  Depreciation and amortization                         $ 131,000     $ 123,000
  Loss related to marketable securities                     -----       (38,000)
  Income taxes                                              -----         2,000
  Minority Interest                                         -----       (28,000)
  Changes in operating assets and liabilities:
       Accounts receivable                               (411,000)      (41,000)
       Inventories                                        317,000      (378,000)
       Prepaid expenses and other current assets            6,000       (54,000)
       Accounts payable and accrued expenses             (488,000)      (30,000)
       Deferred Income                                     71,000        91,000
       Other                                                1,000        (2,000)
                                                         --------      --------

        Total Adjustments                               $(373,000)    $(355,000)
                                                         --------      --------

NET CASH USED IN OPERATING ACTIVITIES                   $(493,000)    $(256,000)
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Fixed Assets                               $ (61,000)    $ (48,000)
 Sale of Marketable Securities                              -----       197,000
                                                         --------      --------


NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     $ (61,000)    $ 149,000
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Revolving Line of Credit                 $ 475,000     $       -
 Payment on Notes Payable                                 (23,000)     (140,000)
                                                         --------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES     $ 452,000     $(140,000)
                                                         --------      --------

NET DECREASE IN CASH & CASH EQUIVALENTS                 $(102,000)    $(247,000)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD            221,000       287,000
                                                         --------      --------

CASH & CASH EQUIVALENTS AT END OF PERIOD                $ 119,000     $  40,000
                                                         --------      --------

                              SBM INDUSTRIES, INC.
                              --------------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              ----------------------------------------------------

                                 MARCH 31, 1996
                                 --------------



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

Marketable securities, as a group, has been valued in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company considered all marketable securities to be trading securities.

Net income per share is computed based on the weighted average number of shares outstanding during each period. The average number of shares used in the computation of earnings per share was 2,028,000 for 1996 and 1995.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.


(2)  Stock Options
     -------------

On March 10, 1992, the Board of Directors of the Company adopted the 1992 Incentive Stock Option Plan providing for the issuance of 100,000 shares. The shareholders of the Company approved the 1992 Plan at the Annual Meeting of Shareholders held on August 25, 1992. Options on 34,400 shares have been granted pursuant to the 1992 Plan.


(3)  Income Taxes
     ------------

The Company utilized available booked net operating losses to offset tax liabilities associated with the income from continuing operations.


(4)  Contingencies
     -------------

Securities litigation is pending in the United States District Court for the Southern District of New York against the Company and some of its directors. This is a consolidated action in which plaintiffs, allegedly suing on behalf of all shareholders similarly situated, allege securities fraud as to the Company's originally published reports of earnings for the first three quarters of 1994. The alleged classes of plaintiffs consist of persons who purchased the Company's stock between specified dates in May 1994 and February 1995. As the matter is in the early stages, and no discovery has been made, it is too soon to assess the outcome. The Company intends to defend itself vigorously.

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                   -----------------------------------------




                       THREE MONTHS ENDED MARCH 31, 1996
                       ---------------------------------
                                  COMPARED TO
                                  ------------
                       THREE MONTHS ENDED MARCH 31, 1995
                       ---------------------------------



SALES. Total sales for the Company in the first quarter of 1996 increased $399,000, or 9.5%, to $4,618,000. Star Struck's sales for the period were $3,676,000, up $373,000, or 11%, from $3,303,000 for the first quarter of 1995.
Carlton Press Corp.'s sales of $511,000 were down $151,000, or 23%, from 1995's first quarter sales of $662,000. RC Manufacturing, Inc.'s sales of $431,000 showed an increase of $177,000, or 70%, over 1995's first quarter sales of $254,000.

GROSS PROFIT. Gross profit decreased by $93,000 to $1,813,000 in the first quarter of 1996. Gross margin decreased to 39.3% in 1996 compared to 45.2% for the same period in 1995. For 1996, Star Struck had a gross margin of 37.8% on its first quarter sales, while Carlton Press and RC Manufacturing showed gross margins of 38.2% and 53.4%, respectively. These figures represent a 3.9% and 30.5% decrease in gross margin for Star Struck and Carlton Press, respectively, and a 24.3% increase in gross margin for RC Manufacturing, Inc., compared to the same period in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $37,000 to $1,755,000 in the first quarter of 1996. As a percentage of sales, selling, general and administrative expenses decreased to 38% in the first quarter of 1996 compared to 41% for the same period in 1995. For the first quarter of 1996, Star Struck's selling, general and administrative expenses represented 25.9% of total sales. Carlton Press Corp.'s selling, general and administrative expenses of $372,000 were 8.0% of total sales, while RC Manufacturing's and SBM's expenses were 3.7% and .4% of total sales, respectively, in the first quarter of 1996.

OPERATING PROFIT. Operating profit decreased $138,000 to show a loss of $73,000 for the first quarter of 1996.

NET INCOME. Net income for the first quarter of 1996 decreased $219,000 to show a loss of $120,000.

LIQUIDITY AND CAPITAL RESOURCES.    Cash proceeds received from the sale of
assets over the years, including the sale of a radio station and securities, have been used for acquisitions, as well as working capital requirements needed for expansion of existing operations.

The Company has line of credit agreements with two of its banks. The Company had used the full availability of $1,225,000 under these agreements at March 31, 1996.

The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $315,000 in long-term debt which will mature in the next twelve months.

At March 31, 1996 net working capital was $1,971,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                                MARCH 31, 1996
                                --------------


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

Item 3.  Defaults upon Senior Securities
               Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
               Not applicable

Item 5.  Other Information
               Not applicable

Item 6.  Exhibits and Reports on Form 8-K
               (a) Exhibit 27-Financial Data Schedule

               (b) Reports on Form 8-K
                   No reports on Form 8-K were filed during the quarter ended March 31, 1996


                                   SIGNATURES
                                   ----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SBM INDUSTRIES, INC.


  Date: May 10, 1996    By:/s/ Peter Nisselson
                           -------------------------------------
                           Peter Nisselson, President


  Date: May 10, 1996    By:/s/ Lawrence Goldstein___________
                           ----------------------
                           Lawrence Goldstein, Vice-President, Treasurer