Form 10QSB
period 1996-06-30
SBM INDUSTRIES INC
filed 1996-08-13
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-QSB


[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            June 30, 1996
                              -------------------------------------------------


                                      OR


[ ]                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                    to
                               ------------------    --------------------------


Commission File Number             1-8912
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
Yes X  No
    -     -

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes _ No _

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value -2,027,264 shares at August 8, 1996.
      ---------------------------------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                                     INDEX
                                     -----

                                 JUNE 30, 1996
                                 -------------


PART I.       FINANCIAL INFORMATION                                               Page No.
                                                                                  -------
              ITEM 1.

                     Consolidated Balance Sheet
                     June 30, 1996                                                1 & 2

                     Consolidated Statements of Income -
                     Six Months Ended June 30, 1996 and 1995                      3

                     Consolidated Statements of Income -
                     Three Months Ended June 30, 1996 and 1995                    4

                     Consolidated Statements of Cash Flows -
                     Six Months Ended June 30, 1996 and 1995                      5

                     Notes to Consolidated Financial Statements -
                     June 30, 1996                                                6

              ITEM 2.

                     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations - June 30, 1996          7 & 8

PART II.      OTHER INFORMATION                                                   9 & 10

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------

                                 JUNE 30, 1996
                                 -------------

                                  A S S E T S
                                  -----------


CURRENT ASSETS:
- --------------

  Cash and Cash Equivalents                                       $    168,000
  Accounts Receivable, Less Allowance for Doubtful
      Accounts of $205,000                                           1,854,000
  Inventories                                                        3,464,000
  Prepaid Expenses and Other Current Assets                            236,000
                                                                    ----------

      TOTAL CURRENT ASSETS                                           5,722,000
      --------------------                                          ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
- --------------------------------------

  Land, Building and Improvements                                    1,246,000
  Machinery and Equipment                                            1,192,000
                                                                    ----------
                                                                     2,438,000
  Less: Accumulated Depreciation                                       650,000
                                                                    ----------


      PROPERTY, PLANT AND EQUIPMENT, NET                             1,788,000
                                                                    ----------


INTANGIBLE ASSETS AND GOODWILL, NET                                  3,229,000
- -----------------------------------                                 ----------


OTHER ASSETS:
- ------------

  Note Receivable                                                      250,000
                                                                    ----------


      TOTAL ASSETS                                                $ 10,989,000
                                                                    ==========

                             SBM INDUSTRIES, INC.
                             --------------------

                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------

                                 JUNE 30, 1996
                                 -------------

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------


CURRENT LIABILITIES:
- -------------------

  Borrowings Under Line of Credit                             $  1,100,000
  Accounts Payable and Accrued Expenses                          1,685,000
  Deferred Income                                                  802,000
  Current Portion of Notes Payable                                 332,000
                                                                ----------

      TOTAL CURRENT LIABILITIES                                  3,919,000
                                                                ----------

OTHER LIABILITIES:
- -----------------

  Notes Payable                                                  1,224,000
                                                                ----------

      TOTAL LIABILITIES                                          5,143,000
      -----------------                                         ----------


MINORITY INTEREST                                                  180,000
- -----------------                                               ----------

SHAREHOLDERS' INVESTMENT:
- ------------------------

  Preferred Shares, $1 Par Value - 500,000 Shares
      Authorized; Issued and Outstanding - 0 Shares                  -----
  Common Shares, $1 Par Value - 5,000,000 Shares
      Authorized; Issued and Outstanding -
      2,027,000 Shares                                           2,027,000
  Paid-in Surplus                                                4,347,000
  Accumulated Deficit                                             (708,000)
                                                                ----------

      TOTAL SHAREHOLDERS' INVESTMENT                             5,666,000
      ------------------------------                            ----------


      TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $ 10,989,000
      ----------------------------------------------            ==========

                             SBM INDUSTRIES, INC.
                             --------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                -----------------------------------------------

                                                                                   1996                    1995
                                                                                   ----                    ----

NET SALES                                                                   $ 8,912,000             $ 8,157,000
- ---------

Cost of Sales                                                                 5,275,000               4,503,000
                                                                              ---------               ---------

        GROSS PROFIT ON SALES                                                 3,637,000               3,654,000
        ---------------------                                                 ---------               ---------

OPERATING EXPENSES:
- ------------------
  Selling, General and Administrative                                         3,603,000               3,376,000
  Depreciation and Amortization                                                 265,000                 248,000
                                                                              ---------               ---------

        TOTAL OPERATING EXPENSES                                              3,868,000               3,624,000
        ------------------------                                              ---------               ---------


  OPERATING INCOME (LOSS)                                                      (231,000)                 30,000
  -----------------------

OTHER INCOME (EXPENSES):
- -----------------------
  Interest Expense, Net                                                        (101,000)                (68,000)
  Gain on Sale of Marketable Securities, Net (Note 1)                             -----                  43,000
  Minority Interest in Subsidiary                                                 -----                  67,000
                                                                              ----------              ---------

Income (Loss) Before Income Taxes                                              (332,000)                 72,000

Provision For Income Taxes (Note 3)                                               -----                   -----
                                                                              ----------              ---------

        NET INCOME (LOSS)                                                   $  (332,000)            $    72,000
        -----------------                                                     ----------              ---------

PER SHARE (Note 1)
- ---------

        NET INCOME (LOSS)                                                   $      (.16)            $       .04
        -----------------                                                     ----------              ---------

                             SBM INDUSTRIES, INC.
                             --------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
               -------------------------------------------------

                                                                            1996                  1995
                                                                            ----                  ----

NET SALES                                                            $ 4,294,000           $ 3,938,000
- ---------

Cost of Sales                                                          2,470,000             2,190,000
                                                                       ---------             ---------
        GROSS PROFIT ON SALES                                          1,824,000             1,748,000
        ---------------------                                          ---------             ---------

OPERATING EXPENSES:
- ------------------
  Selling, General and Administrative                                  1,848,000             1,658,000
  Depreciation and Amortization                                          134,000               125,000
                                                                       ---------             ---------

        TOTAL OPERATING EXPENSES                                       1,982,000             1,783,000
        ------------------------                                       ---------             ---------

  OPERATING LOSS                                                        (158,000)              (35,000)
  --------------
OTHER INCOME (EXPENSES):
- -----------------------
  Interest Expense, Net                                                  (54,000)              (38,000)
  Gain on Sale of Marketable Securities, Net (Note 1)                      -----                 5,000
  Minority Interest in Subsidiary                                          -----                39,000
                                                                       ---------             ---------

Loss Before Income Taxes                                                (212,000)              (29,000)

Benefit For Income Taxes (Note 3)                                          -----                 2,000
                                                                       ---------             ---------

        NET LOSS                                                     $  (212,000)           $  (27,000)
        --------                                                       ---------             ---------

PER SHARE (Note 1)
- ---------

        NET LOSS                                                     $      (.10)          $      (.01)
        --------                                                       ---------             ---------

                             SBM INDUSTRIES, INC.
                             --------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                -----------------------------------------------


                                                                             1996               1995
                                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                                    $   (332,000)        $    72,000
                                                                       ----------           ---------

Adjustments to reconcile net income (loss) to cash
   used in operating activities:
      Depreciation and amortization                                  $    265,000         $   248,000
      Gain related to marketable securities                                 -----             (43,000)
      Minority Interest                                                     -----             (67,000)
      Changes in operating assets and liabilities:
            Accounts receivable                                           (21,000)            341,000
            Inventories                                                   363,000             (81,000)
            Prepaid expenses and other current assets                     (12,000)           (123,000)
            Accounts payable and accrued expenses                        (478,000)           (920,000)
            Deferred Income                                               (32,000)             83,000
            Other                                                          (2,000)              5,000
                                                                       ----------           ---------

             Total Adjustments                                       $     83,000         $  (557,000)
                                                                       ----------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                $   (249,000)        $  (485,000)
                                                                       ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of Fixed Assets                                       $   (101,000)        $  (119,000)
      Sale of Marketable Securities                                         -----             563,000
                                                                       ----------           ---------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                  $   (101,000)        $   444,000
                                                                       ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from Revolving Line of Credit                         $    350,000         $    50,000
      Payment on Notes Payable                                            (53,000)           (127,000)
                                                                        ---------           ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   $   297,000         $   (77,000)
                                                                        ---------           ---------

NET DECREASE IN CASH & CASH EQUIVALENTS                                   (53,000)        $  (118,000)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                        $   221,000             287,000
                                                                        ---------           ---------

CASH & CASH EQUIVALENTS AT END OF PERIOD                              $   168,000         $   169,000
                                                                        ---------           ---------

                             SBM INDUSTRIES, INC.
                             --------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                 JUNE 30, 1996
                                 -------------



(1) Summary of Major Accounting Policies

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


(2) Stock Options

On March 10, 1992, the Board of Directors of the Company adopted the 1992 Incentive Stock Option Plan providing for the issuance of 100,000 shares. The shareholders of the Company approved the 1992 Plan at the Annual Meeting of Shareholders held on August 25, 1992. Options on 14,100 shares have been granted pursuant to the 1992 Plan.


(3) Income Taxes

The Company has available booked net operating losses to offset tax liabilities associated with future operating income.


(4) Contingencies

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

                             SBM INDUSTRIES, INC.
                             --------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------



                        SIX MONTHS ENDED JUNE 30, 1996
                        ------------------------------
                                 COMPARED TO
                                 -----------
                        SIX MONTHS ENDED JUNE 30, 1995
                        ------------------------------


Sales. Sales from continuing operations increased $755,000, or 9.3%, to $8,912,000 in the first six months of 1996. Star Struck's sales for the period were $6,698,000, up $264,000, or 4.1%, from $6,434,000 for the first six months of 1995. Carlton Press Corp.'s sales of $1,162,000 were down $86,000, or 6.9%, from 1995's first six month's sales of $1,248,000. RC Manufacturing, Inc.'s sales of $1,052,000 showed an increase of $577,000 over sales for the first six months of 1995 of $475,000.

Gross Profit. Gross profit decreased by $17,000 to $3,637,000 in the first six months of 1996. Gross margin decreased to 40.8% in the first six months of 1996 compared to 44.8% for the same period in 1995. For the first six months of 1996, Star Struck had a gross margin of 38.6%, while Carlton Press and RC Manufacturing showed gross margins of 47.9% and 47.0%, respectively. These figures represent a 2.8% and 17.9% decrease in gross margin for Star Struck and Carlton Press, respectively, and an 11.6% increase in gross margin for RC Manufacturing, Inc., compared to the same period in 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $227,000 to $3,603,000 in the first six months of 1996. As a percentage of sales, selling, general and administrative expenses decreased to 40.4% in the first six months of 1996 compared to 41.4% for the same period in 1995. For the first six months of 1996, Star Struck's selling, general and administrative expenses represented 27.1% of total sales. Carlton Press Corp.'s selling, general and administrative expenses of $804,000 were 9.0% of total sales, while RC Manufacturing's and SBM's expenses were 3.9% and .4% of total sales, respectively, for the first six months of 1996.

Operating Profit. Operating profit decreased $261,000 to show a loss of $231,000 for the first six months of 1996.

Net Income. Net income for the first six months of 1996 decreased $404,000 to show a loss of $332,000.

                             SBM INDUSTRIES, INC.
                             --------------------

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                    --------------------------------------



                       THREE MONTHS ENDED JUNE 30, 1996
                       --------------------------------
                                  COMPARED TO
                                  -----------
                       THREE MONTHS ENDED JUNE 30, 1995
                       --------------------------------


Sales. Total sales for the Company in the second quarter of 1996 increased $356,000, or 9%, to $4,294,000. Star Struck's sales for the period were $3,022,000, down 3.5% from $3,130,000 for the second quarter of 1995. Carlton Press Corp.'s sales of $651,000 were up 11.1% over 1995's second quarter sales of $586,000. During the second quarter of 1996, a decrease in the backlog at Carlton Press Corp. caused a shift in the production status of manuscripts in house and resulted in a $110,000 decrease in deferred revenues. RC Manufacturing, Inc.'s sales of $621,000 were up $399,000 over 1995's second quarter sales of $222,000 and contributed 14.5% to the Company's total gross revenues for the second quarter.

Gross Profit. Gross profit increased $76,000 in the second quarter of 1996. Gross margin decreased to 42.5% in the second quarter of 1996 compared to 44.4% for the same period in 1995. For the second quarter of 1996, Star Struck had a gross margin of 39.6%, while Carlton Press and RC Manufacturing showed gross margins of 55.5% and 42.7%, respectively. These figures represent a 1.6% and 6.8% decrease in gross margin for Star Struck and Carlton Press, respectively, and a .4% increase in gross margin for RC Manufacturing, Inc., compared to the second quarter of 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $190,000 to $1,848,000 in the second quarter of 1996. As a percentage of sales, selling, general and administrative expenses increased to 43.0% in the second quarter of 1996 compared to 42.1% for the same period in 1995. For the second quarter of 1996, Star Struck's selling, general and administrative expenses represented 28.5% of sales. Carlton Press Corp.'s selling, general and administrative expenses of $433,000 were 10.1% of total sales, while RC Manufacturing's and SBM's expenses were 4.1% and .3% of total sales, respectively, for the second quarter of 1996.

Operating Profit. Operating profit decreased $123,000 to show a loss of $158,000 for the second quarter of 1996.

Net Income. Net income for the second quarter of 1996 decreased $185,000 to show a loss of $212,000.

Liquidity and Capital Resources. The Company has line of credit agreements with two of its banks. At June 30, 1996, the Company had used $1,100,000 of the $1,225,000 available under these agreements, which were renewed in May 1996 and will expire in May 1997.

The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $332,000 in long-term debt which will mature in the next twelve months.

At June 30, 1996 net working capital was $1,803,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                                 JUNE 30, 1996
                                 -------------


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

     Item 3. Defaults upon Senior Securities
                    Not applicable

     Item 4. Submission of Matters to a Vote of Security Holders
                    See attached

     Item 5. Other Information
                    Not applicable

     Item 6. Exhibits and Reports on Form 8-K
                    (a) Exhibit 27-Financial Data Schedule

                    (b) Reports on Form 8-K
                        No reports on Form 8-K were filed during the quarter ended June 30, 1996




                                  SIGNATURES


             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SBM INDUSTRIES, INC.





     Date: August 9, 1996       By:/s/ Peter Nisselson
                                   --------------------------
                                   Peter Nisselson, President



     Date: August 9, 1996       By:/s/ Lawrence Goldstein
                                   --------------------------
                                   Lawrence Goldstein, Vice-President, Treasurer

                          PART II - OTHER INFORMATION
                          ---------------------------

          ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ----------------------------------------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                                 JUNE 30, 1996
                                 -------------


a)    Annual meeting held May 7, 1996

b)    Directors elected at the Meeting:

      Peter M. Nisselson
      Lawrence J. Goldstein
      Kenneth Karlan
      Robert J. Morris
      Arthur Salzfass
      Keith Sessler
      Michael Sweedler

c)    Other matters voted on:

      None