Form 10QSB
period 1996-09-30
SBM INDUSTRIES INC
filed 1996-11-13
CIK 771504

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 September 30, 1996
                               -------------------------------------------------

                                       OR

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                to
                              ----------------  --------------------------------

Commission File Number               1-8912
                      ----------------------------------------------------------

                             SBM INDUSTRIES, INC.
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
Yes      No
    ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,027,240 shares at November 8, 1996.
       -------------------------------------------------------

                              SBM INDUSTRIES, INC.
                              -------------------

                                     INDEX
                                     -----

                               SEPTEMBER 30, 1996
                               ------------------



PART I.     FINANCIAL INFORMATION                                     Page No.
                                                                      --------

            ITEM 1.

                  Consolidated Balance Sheet
                  September 30, 1996                                    1 & 2

                  Consolidated Statements of Income-
                  Nine Months Ended September 30, 1996 and 1995         3

                  Consolidated Statements of Income-
                  Three Months Ended September 30, 1996 and 1995        4

                  Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 1996 and 1995         5

                  Notes to Consolidated Financial Statements -
                  September 30, 1996                                    6

            ITEM 2.

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations -
                  September 30, 1996                                    7 & 8


PART II.  OTHER INFORMATION                                             9

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------

                              SEPTEMBER 30, 1996
                              ------------------

                                    ASSETS
                                    ------


CURRENT ASSETS:
---------------

   Cash and Cash Equivalents                                       $  111,000
   Accounts Receivable, Less Allowance for Doubtful
      Accounts of $205,000                                          2,087,000
   Inventories                                                      3,362,000
   Prepaid Expenses and Other Current Assets                          221,000
                                                                   ----------

      TOTAL CURRENT ASSETS                                          5,781,000
      --------------------                                         ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

   Land, Building and Improvements                                  1,253,000
   Machinery and Equipment                                          1,168,000
                                                                   ----------
                                                                    2,421,000
   Less:  Accumulated Depreciation                                    663,000
                                                                   ----------

      PROPERTY, PLANT AND EQUIPMENT, NET                            1,758,000
      ----------------------------------                           ----------

INTANGIBLE ASSETS AND GOODWILL, NET                                 1,272,000
-----------------------------------                                ----------

OTHER ASSETS:
------------

  Note Receivable                                                     250,000
                                                                   ----------


      TOTAL ASSETS                                               $  9,061,000
      ------------                                                 ----------

                             SBM INDUSTRIES, INC.
                             --------------------

                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------

                              SEPTEMBER 30, 1996
                              ------------------

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------


CURRENT LIABILITIES:
-------------------


    Borrowings Under Line of Credit                               $ 1,075,000
    Accounts Payable and Accrued Expenses                           1,995,000
    Deferred Income                                                   733,000
    Current Portion of Notes Payable                                  321,000
                                                                   ----------

          TOTAL CURRENT LIABILITIES                                 4,124,000
          -------------------------                                ----------

OTHER LIABILITIES:
-----------------

    Notes Payable                                                   1,174,000
                                                                   ----------

          TOTAL LIABILITIES                                         5,298,000
          -----------------                                        ----------

MINORITY INTEREST                                                     180,000
-----------------                                                  ----------

SHAREHOLDERS' INVESTMENT:
------------------------

    Preferred Shares, $1 Par Value - 500,000 Shares
        Authorized; Issued and Outstanding - 0 Shares                    --
    Common Shares, $1 Par Value - 5,000,000 Shares
        Authorized; Issued and Outstanding -
        2,027,000 Shares                                            2,027,000
    Paid-in Surplus                                                 4,347,000
    Accumulated Deficit                                            (2,791,000)
                                                                   ----------

          TOTAL SHAREHOLDERS' INVESTMENT                            3,583,000
          ------------------------------                           ----------

          TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $ 9,061,000
          ----------------------------------------------           ==========

                             SBM INDUSTRIES, INC.
                             -------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
             -----------------------------------------------------


                                                  1996            1995
                                                  ----            ----

NET SALES                                      $13,380,000    $12,409,000
---------
Cost of Sales                                    8,085,000      6,998,000
                                                 ---------      ---------
       GROSS PROFIT ON SALES                     5,295,000      5,411,000
       ---------------------                     ---------      ---------

OPERATING EXPENSES:
------------------
  Selling, General and Administrative            5,282,000      5,141,000
  Depreciation and Amortization                    399,000        376,000
  Write-Down of Goodwill (Note 4)                1,876,000             --
                                                 ---------      ---------

       TOTAL OPERATING EXPENSES                  7,557,000      5,517,000
       ------------------------                  ---------      ---------

  OPERATING LOSS                                (2,262,000)      (106,000)
  --------------

OTHER INCOME (EXPENSES):
-----------------------
  Interest Expense, Net                           (153,000)      (101,000)
  Gain on Sale of Marketable Securities, Net            --         43,000
  Minority Interest in Subsidiary                       --        110,000
                                                 ---------      ---------

Loss Before Income Taxes                        (2,415,000)       (54,000)

Provision For Income Taxes (Note 3)                     --             --

                                                 ---------      ---------

       NET LOSS                                $(2,415,000)   $   (54,000)
       --------

PER SHARE (Note 1)
---------

           NET LOSS                            $     (1.19)   $      (.02)
           --------                              ---------      ---------

                             SBM INDUSTRIES, INC.
                             -------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
            ------------------------------------------------------


                                                      1996          1995
                                                      ----          ----

NET SALES                                         $ 4,468,000    $4,252,000
---------
Cost of Sales                                       2,810,000     2,495,000
                                                    ---------     ---------
       GROSS PROFIT ON SALES                        1,658,000     1,757,000
       ---------------------                        ---------     ---------

OPERATING EXPENSES:
------------------
  Selling, General and Administrative               1,679,000     1,765,000
  Depreciation and Amortization                       134,000       128,000
  Write-Down of Goodwill (Note 4)                   1,876,000            --
                                                    ---------     ---------

       TOTAL OPERATING EXPENSES                     3,689,000     1,893,000
       ------------------------                     ---------     ---------

  OPERATING LOSS                                   (2,031,000)     (136,000)
  --------------

OTHER INCOME (EXPENSES):
-----------------------
  Interest Expense, Net                               (53,000)      (33,000)
  Minority Interest in Subsidiary                          --        43,000
                                                    ---------     ---------

Loss Before Income Taxes                           (2,084,000)     (126,000)

Provision For Income Taxes (Note 3)                        --            --
                                                    ---------     ---------

       NET LOSS                                   $(2,084,000)   $ (126,000)
       --------

PER SHARE (Note 1)
---------

       NET LOSS                                   $     (1.03)   $     (.06)
       --------                                     ---------     ---------

                             SBM INDUSTRIES, INC.
                             --------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
             -----------------------------------------------------



                                                          1996          1995
                                                          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                              $ (2,415,000)  $    (54,000)
                                                        ----------     ----------
Adjustments to reconcile net loss to cash
  used in operating activities:
      Depreciation and amortization                        399,000        376,000
      Write-down of goodwill                             1,876,000             --
      Gain related to marketable securities                     --        (43,000)
      Minority Interest                                         --       (110,000)
      Changes in operating assets and liabilities:
              Accounts receivable                         (254,000)      (202,000)
              Inventories                                  465,000        (34,000)
              Prepaid expenses and other current assets      3,000       (207,000)
              Accounts payable and accrued expenses       (168,000)      (447,000)
              Deferred Income                             (101,000)       119,000
              Other                                             --          4,000
                                                        ----------     ----------

                Total Adjustments                        2,220,000       (544,000)
                                                        ----------     ----------


NET CASH USED IN OPERATING ACTIVITIES                     (195,000)      (598,000)
                                                        ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of Fixed Assets                                (123,000)      (163,000)
  Sale of Marketable Securities                                 --        563,000
  Purchase of Marketable Securities                             --       (125,000)
                                                        ----------     ----------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (123,000)       275,000
                                                        ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from Revolving Line of Credit                   325,000        250,000
  Payment on Notes Payable                                (114,000)       (13,000)
  Payment for Redemption and Cancellation of Stock          (3,000)            --
                                                        ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  208,000        237,000
                                                        ----------     ----------

NET DECREASE IN CASH & CASH EQUIVALENTS                   (110,000)       (86,000)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD             221,000        287,000
                                                        ----------     ----------

CASH & CASH EQUIVALENTS AT END OF PERIOD             $     111,000   $    201,000
                                                        ----------     ----------

                             SBM INDUSTRIES, INC.
                             --------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 1996
                              ------------------



(1)  Summary of Major Accounting Policies
     ------------------------------------

The consolidated financial statements heretofore presented have been prepared by SBM Industries, Inc. ("the Company" or "SBM"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The interim figures presented are unaudited and are subject to any adjustments which may result from the year-end examination of the Company's financial statements. However, in the opinion of management, the information furnished reflects all adjustments necessary to fairly state the consolidated financial statements for the interim periods presented.

Net income per share is computed based on the weighted average number of shares outstanding during each period. The average number of shares used in the computation of earnings per share was 2,027,000 for 1996 and 2,028,000 for 1995.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.


(2)  Stock Options
     -------------

On March 10, 1992, the Board of Directors of the Company adopted the 1992 Incentive Stock Option Plan providing for the issuance of 100,000 shares. The shareholders of the Company approved the 1992 Plan at the Annual Meeting of Shareholders held on August 25, 1992. Options on 13,900 shares have been granted pursuant to the 1992 Plan.


(3)  Income Taxes
     ------------

The Company has available book net operating losses to offset tax liabilities associated with future operating income.

(4)  Write-Down of Goodwill
     ----------------------

During the quarter ended September 30, 1996, the Company determined that the goodwill associated with the acquisition of Carlton Press Corp. was not recoverable. In accordance with SFAS No. 121, the Company has written off the remaining goodwill balance of approximately $1,900,000. The Company will continue to evaluate the recoverability of its other intangibles, as well as its future plans for Carlton Press Corp.


(5)  Contingencies
     -------------

On August 9, 1996, in the consolidated class action by certain shareholders, the Court granted the Company's motion for judgment on the pleadings and dismissed the complaint as against the Company and all but two of the individual defendants.

                             SBM INDUSTRIES, INC.
                             --------------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                 --------------------------------------------




                     NINE MONTHS ENDED SEPTEMBER 30, 1996
                     ------------------------------------

                                  COMPARED TO
                                  -----------

                     NINE MONTHS ENDED SEPTEMBER 30, 1995
                     ------------------------------------


Sales. Sales from continuing operations increased $971,000, or 7.8%, to $13,380,000 in the first nine months of 1996. Star Struck's sales for the period were $9,967,000, up $190,000, or 1.9%, from $9,777,000 for the first nine months of 1995. Carlton Press Corp.'s sales of $1,666,000 were down $244,000, or 12.8%, from 1995's first nine month's sales of $1,910,000. RC Manufacturing, Inc.'s sales of $1,747,000 showed an increase of $1,025,000 over sales for the first nine months of 1995 of $722,000.

Gross Profit.   Gross profit decreased by $116,000 to $5,295,000 in the first nine months of 1996. Gross margin decreased to 39.6% in the first nine months of 1996 compared to 43.6% for the same period in 1995. For the first nine months of 1996, Star Struck had a gross margin of 39.5%, while Carlton Press and RC Manufacturing showed gross margins of 41.8% and 38.1%, respectively. These figures represent a 1.3% and 18.8% decrease in gross margin for Star Struck and Carlton Press, respectively, and a 1.3% increase in gross margin for RC Manufacturing, Inc., compared to the same period in 1995.

Selling, General and Administrative Expenses.   Selling, general and
administrative expenses increased $141,000 to $5,282,000 in the first nine months of 1996. As a percentage of sales, selling, general and administrative expenses decreased to 39.5% in the first nine months of 1996 compared to 41.4% for the same period in 1995. For the first nine months of 1996, Star Struck's selling, general and administrative expenses represented 26.5% of total sales. Carlton Press Corp.'s selling, general and administrative expenses of $1,152,000 were 8.6% of total sales, while RC Manufacturing's and SBM's expenses were 4.0% and .4% of total sales, respectively, for the first nine months of 1996.

Operating Profit. Operating profit decreased $2,156,000 to show a loss of $2,262,000 for the first nine months of 1996. During the quarter ended September 30, 1996, the Company determined that the goodwill associated with the acquisition of Carlton Press Corp. was not recoverable. In accordance with SFAS No. 121, the Company has written off the remaining goodwill balance of approximately $1,900,000.

Net Income. Net income for the first nine months of 1996 decreased $2,361,000 to show a loss of $2,415,000.

                             SBM INDUSTRIES, INC.
                             --------------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                 --------------------------------------------




                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                     -------------------------------------

                                  COMPARED TO
                                  -----------

                     THREE MONTHS ENDED SEPTEMBER 30, 1995
                     -------------------------------------


Sales. Total sales for the Company in the third quarter of 1996 increased $216,000, or 5%, to $4,468,000. Star Struck's sales for the period were $3,269,000, down 2.2% from $3,344,000 for the third quarter of 1995. Carlton Press Corp.'s sales of $504,000 were down 23.9% from 1995's third quarter sales of $662,000. RC Manufacturing, Inc.'s sales of $695,000 were up $449,000 over 1995's third quarter sales of $246,000 and contributed 15.6% to the Company's total gross revenues for the third quarter.

Gross Profit. Gross profit decreased $99,000 in the third quarter of 1996. Gross margin decreased to 37.1% in the third quarter of 1996 compared to 41.3% for the same period in 1995. For the third quarter of 1996, Star Struck had a gross margin of 41.2%, while Carlton Press and RC Manufacturing showed gross margins of 27.9% and 24.5%, respectively. These figures represent a 15.1% and 22.2% decrease in gross margin for RC Manufacturing, Inc. and Carlton Press Corp., respectively, and a 1.6% increase in gross margin for Star Struck, compared to the third quarter of 1995.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $86,000 to $1,679,000 in the third quarter of 1996. As a percentage of sales, selling, general and administrative expenses decreased to 37.6% in the third quarter of 1996 compared to 41.5% for the same period in 1995. For the third quarter of 1996, Star Struck's selling, general and administrative expenses represented 25.2% of sales. Carlton Press Corp.'s selling, general and administrative expenses of $348,000 were 7.8% of total sales, while RC Manufacturing's and SBM's expenses were 4.2% and .4% of total sales, respectively, for the third quarter of 1996.

Operating Profit. Operating profit decreased $1,895,000 to show a loss of $2,031,000 for the third quarter of 1996. During the quarter ended September 30, 1996, the Company determined that the goodwill associated with the acquisition of Carlton Press Corp. was not recoverable. In accordance with SFAS No. 121, the Company has written off the remaining goodwill balance of approximately $1,900,000.

Net Income. Net income for the third quarter of 1996 decreased $1,958,000 to show a loss of $2,084,000.

Liquidity and Capital Resources. The Company and its subsidiaries have line of credit agreements with two of their banks. At September 30, 1996, the Company had used $1,075,000 of the $1,225,000 available under these agreements, which were renewed in May 1996 and will expire in May 1997.

The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $321,000 in long-term debt which will mature in the next twelve months.


At September 30, 1996 net working capital was $1,657,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                              SEPTEMBER 30, 1996
                              ------------------

Item 1.  Legal Proceedings
                 On August 9, 1996, in the consolidated class action by certain shareholders, the Court granted the Company's motion for judgment on the pleadings and dismissed the complaint as against the Company and all but two of the individual defendants.

Item 2.  Changes in Securities
                 Not applicable

Item 3.  Defaults upon Senior Securities
                 Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                 Not applicable

Item 5.  Other Information
                 Not applicable

Item 6.  Exhibits and Reports on Form 8-K
                 (a) Exhibit 27-Financial Data Schedule

                 (b) Reports on Form 8-K
                     No reports on Form 8-K were filed during the quarter ended September 30, 1996



                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SBM INDUSTRIES, INC.


Date: November 12, 1996       By:/s/Peter Nisselson
                                 ------------------------------
                                     Peter Nisselson, President


Date: November 12, 1996       By:/s/Lawrence Goldstein
                                 ------------------------------
                                   Lawrence Goldstein, Vice-President, Treasurer