Form 10KSB
period 1996-12-31
SBM INDUSTRIES INC
filed 1997-03-27
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    -------

                                  FORM 10-KSB


 [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended Dec. 31, 1996
                               -------------


 [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File Number 1-8912
                                                ------


                             SBM INDUSTRIES, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in it Charter)

        Delaware                                            36-1805030
--------------------------------------              -------------------------
  (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

1865 Palmer Avenue
Larchmont, New York                                           10538
--------------------------------------              -------------------------
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

Yes  X  No
   -----  ------

             Check if disclosure of no delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

             Issuer's revenues for its most recent fiscal year were $15,693,000.

             Based on the closing sales price on March 18, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,221,850.

             The number of shares outstanding of the registrant's common stock was 2,027,234 at March 18, 1997.

             DOCUMENTS INCORPORATED BY REFERENCE: Part III - Definitive Proxy Statement relating to May 13, 1997 Annual Meeting of Shareholders. Parts I and II - Annual Report to Shareholders for the year ended December 31, 1996.

                                 PART I


Item I.      Description of Business
             -----------------------

General
-------

             SBM Industries, Inc. (the "Company") is a holding company whose operating subsidiary corporations are engaged in the distribution of watch batteries and related products. The Company was organized in 1935 as an Illinois corporation, was reincorporated as a Delaware corporation in 1985, and changed its name from Speed-O-Print Business Machines Corporation in 1992. The Company's principal executive offices have been located in Larchmont, New York since 1992.


Star Struck, Inc.
-----------------

             The Company's principal operating subsidiary is Star Struck, Inc., a Connecticut corporation ("SSI"), whose principal offices are in Bethel, Connecticut. SSI is a distributor throughout the United States of watch batteries. SSI also sells alkaline, photo and hearing aid batteries, jewelry findings, tools, supplies, and plastic bags and manufactures and sells watch straps.

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

             SSI sells its products through direct mail and telemarketing to jewelry stores, discount store chains and other retail vendors.

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

             SSI has approximately 8000 active customers. SSI's two largest customers account for 15% and 11% of its sales, respectively.

             Governmental regulation is not a specific influence on the business of SSI, and generally compliance with environmental regulations have not been burdensome to SSI.

             SSI has approximately 70 full-time employees, and 1 part-time employee.


Carlton Press, Inc.
-------------------

             Carlton Press Corp. ("Carlton"), which the Company acquired in December 1953, became the subject of a voluntary bankruptcy proceeding under Chapter 7 of the Bankruptcy Code on December 3, 1996. Carlton ceased operations on November 14, 1996.

             Prior to the bankruptcy, Carlton was a subsidy book publisher. It published manuscripts submitted by authors for which it charged the authors a publishing fee. Although most of its revenue derived from the contracts with the authors, Carlton also received royalty revenues from sales of the books.

             The Company wrote off its entire investment in Carlton in the third and fourth quarters of 1996.


Radio Broadcasting Business
---------------------------

             On January 31, 1994, the Company's subsidiary WWMY-FM Broadcasting Inc. ("WWMY") sold all of its assets used in connection with its FM radio station in Eden, North Carolina. Prior to the sale, WWMY had derived all of its revenues from a brokerage agreement under which the broadcasting facilities had been made available to Voyager Communications, Inc. After the sale, WWMY engaged in no further business activity and became dormant.


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

             The Company expended no money on research and development in 1995 or 1996.

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

             Carlton, which is now in bankruptcy, leases approximately 5,000 square feet of office space in New York, New York for use as executive and editorial offices.


Item 3.      Legal Proceedings.
             -----------------

             A consolidated action by shareholders alleging securities fraud as to the Company's originally published reports of earnings for the first three quarters of 1994, was dismissed as against the Company and certain individual defendants and voluntarily dismissed as to the remaining individual defendants in the fourth quarter of 1996.

Item 4.      Submission of Matters to a Vote of Security
             Holders.
             -------------------------------------------

             None.

                                    PART II

Item 5.      Market for Common Equity and Related
             Stockholder Matters.
             ------------------------------------

             The principal United States market in which the Company's common stock is traded is the American Stock Exchange. See page 14 of the Company's 1996 Annual Report to Shareholders, in the section entitled "Market and Dividend Information", which is incorporated herein by reference, for information concerning the high and low sales prices for the Company's common stock for each quarter of 1995 and 1996. As of March 18, 1997, the Company had approximately 800 shareholders of common stock. No dividends were paid by the Company during the 1995 and 1996 fiscal years.

Item 6.      Management's Discussion and Analysis or
             Plan of Operation.
             ---------------------------------------

             See pages 12 through 13 of the Company's 1996 Annual Report to Shareholders, which is incorporated herein by reference.

Item 7.      Financial Statements and Supplementary Data.
             -------------------------------------------

             See pages 2 through 11 of the Company's 1996 Annual Report to Shareholders, which are incorporated herein by reference.

Item 8.      Changes in and Disagreements on Accounting
             and Financial Disclosure.
             ------------------------------------------

             None.


                                PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
             ---------------------------------------------------------------

             See the sections entitled "Nominees for Election as Directors" and "Executive Officers and Executive Compensation" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997 which are incorporated herein by reference, for information concerning directors, executive officers, promoters and control persons of the Company.

Item 10.     Executive Compensation.
             ----------------------

             See the section entitled "Executive Officers and Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, which is incorporated herein by reference, for information concerning executive compensation.

Item 11.     Security Ownership of Certain Beneficial Owners
             and Management.
             -----------------------------------------------

             See the sections entitled "Executive Officers and Executive Compensation -- Stock Options," "Security Ownership of Management" and "Other Principal Holders of Voting Securities" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997 which are incorporated herein by reference.

Item 12.     Certain Relationships and Related Transactions.
             ----------------------------------------------

             See the section entitled "Nominees for Election as Directors -- Additional Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 13, 1997, which is incorporated herein by reference.

Item 13.     Exhibits, Lists and Reports on Form 8-K.
             ---------------------------------------

(a) 1. & 2.  Financial Statements.
             --------------------

             A copy of the Company's Annual Report to Shareholders for the year ended December 31, 1996 has been furnished as an exhibit to this Annual Report on Form 10-KSB. Pages 1 through 11 of such Annual Report to Shareholders contain the Consolidated Balance Sheet as of December 31, 1996, and the Consolidated Statements of Operations, Shareholders' Investment and Cash Flows and Notes to Consolidated Financial Statements for each of the two years ended December 31, 1996 and 1995, and the Auditors' Report covering the aforementioned financial statements. These Financial Statements and the Auditors' Report thereon are incorporated herein by reference.

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

                   (c) Term Loan Agreement, dated July 6, 1995, between Star Struck, Inc. and First Fidelity Bank, filed as Exhibit 10(c) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with Amendment No. 1 thereto on April 3, 1996, is incorporated herein by reference.

                   (d) Guaranty and Suretyship Agreement, dated July 6, 1995 from the Company to First Fidelity Bank, filed as
                         Exhibit 10(d) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with Amendment No. 1 thereto on April 3, 1996, is incorporated herein by reference.

                   (e) Mortgage, Assignment of Lease and Security Agreement, dated July 6, 1995, between Star Struck, Inc., as mortgagor, and First Fidelity Bank, as mortgagee, in the amount of

                         $800,000.00, secured by property known as 8 Francis J. Clarke Circle, Bethel, Connecticut, filed as Exhibit 10(e) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with Amendment No. 1 thereto on April 3, 1996, is incorporated herein by reference.

                   (f) Pledge Agreement, dated December 6, 1993, between SBM Industries, Inc. and Michael Sheldon and Carlton Press, Inc., filed as Exhibit 10(h) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

                   (g) Consulting Agreement, dated December 6. 1993, between SBM Acquisition Corp. and Carlton Press, Inc., filed as Exhibit 10(i) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

                   (h) Non-Compete Agreement, dated December 6, 1993, among Michael Sheldon, SBM Press Acquisition Corp. and SBM Industries, Inc., filed as Exhibit 10(j) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

             (11) Statement re: Computation of Per Share Earnings. See page 2 of the Company's 1996 Annual Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

             (13) 1996 SBM Industries, Inc. Annual Report to Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).

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

                               SBM INDUSTRIES INC.

                                    /s/ Peter Nisselson
                               By:____________________________
                                  Peter Nisselson, President,
                                  Secretary and Chief Executive
                                  Officer, March 21, 1997

                                   /s/ Lawrence J. Goldstein
                               By:____________________________
                                  Lawrence J. Goldstein,
                                  Vice President and Treasurer
                                  March 21, 1997


Dated:  March 21, 1997

             In accordance with the Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter Nisselson
_____________________________________
Peter Nisselson, March 21, 1997
(Director)

/s/ Lawrence J. Goldstein
_____________________________________
Lawrence J. Goldstein, March 21, 1997
(Director)

/s/ Robert Morris
_____________________________________
Robert Morris, March 21, 1997
(Director)

/s/ Arthur Salzfass
_____________________________________
Arthur Salzfass, March 21, 1997
(Director)

/s/ Kenneth Karlan
_____________________________________
Kenneth Karlan, March 21, 1997
(Director)

/s/Keith Sessler
_____________________________________
Keith Sessler, March 21, 1997
(Director)

/s/Michael Sweedler
_____________________________________
Michael Sweedler, March 21, 1997
(Director)

                            EXHIBIT INDEX
                            -------------



                               Exhibit
                               -------

             (3)   The Articles of Incorporation and                    *
Bylaws of the Company, as amended, filed as Exhibit to a report on Form 8, Amendment No. 1 to the Company's Form 10-K for the fiscal year ended
December 31, 1988 and filed May 26, 1989, are incorporated herein by reference, and Amendment to the Articles of Incorporation of the Company, changing the name of the Company, filed as an exhibit to the Company's report on Form 8-K dated September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

             (4)   Certificate of Rights, Designations                  *
and Preferences relating to the 1992 Series A Preferred
Stock, filed as Exhibit (4) to the Company's report on Form 8-K dated September 15, 1992 and filed
September 29, 1992, is incorporated herein by reference.

             (10)  Material Contracts.

                   (a)   Employment Agreements, each                    *
                         dated September 15, 1992
                         by and between the Company
                         and each of Kenneth Karlan
                         and Keith Sessler respectively,
                         filed as Exhibit (10)(b) to the
                         Company's report on Form 10-KSB
                         for the fiscal year ended December
                         31, 1992, filed March 31, 1993, is
                         incorporated herein by reference.

                   (b)   1992 Incentive Stock Option Plan of            *
                         the Company, an Exhibit to the
                         Company's Notice of Annual Meeting
                         of Shareholders and Proxy Meeting
                         for Annual Meeting to be held August
                         25, 1992, and filed August 13, 1992,
                         is incorporated herein by reference.

                   (c)   Term Loan Agreement, dated July 6,             *
                         1995, between Star Struck, Inc. and
                         First Fidelity Bank, filed as Exhibit
                         10(c) to the Company's report on Form
                         10-KSB for the fiscal year ended
                         December 31, 1995, is incorporated
                         herein by reference.

                   (d)   Guaranty and Suretyship Agreement,             *
                         dated July 6, 1995, from the Company to
                         First Fidelity Bank, filed as Exhibit
                         10(d) to the Company's report on Form
                         10-KSB for the fiscal year ended
                         December 31, 1995, is incorporated herein by reference.

                   (e)   Mortgage, dated July 6, 1995, Star Struck,     *
                         Inc., as mortgagor, and First Fidelity
                         Bank, in the amount of $800,000.00, secured by property known as 8 Francis J. Clarke
                         Circle, Bethel, Connecticut, filed as
                         Exhibit 10(e) to the Company's report on Form 10-KSB for the fiscal year ended
                         December 31, 1995, is incorporated herein by reference.

                   (f)   Pledge Agreement, dated December 6,            *
                         1993, between SBM Industries, Inc. and
                         Michael Sheldon and Carlton Press, Inc., filed as Exhibit 10(h) to the Company's report on Form 10-KSB for the year ended
                         December 31, 1993, filed March 31, 1994.

                   (g)   Consulting Agreement, dated December 6,        *
                         1993, between SBM Acquisition Corp. and

                         Carlton Press, Inc., filed as Exhibit
                         10(I) to the Company's report on Form
                         10-KSB for the year ended December 31,
                         1993, filed March 31, 1994.

                   (h)   Non-Compete Agreement, dated December          *
                         6, 1993, among Michael Sheldon, SBM
                         Press Acquisition Corp. and SBM
                         Industries, Inc., filed as Exhibit
                         10(j) to the Company's report on
                         Form 10-KSB for the year ended
                         December 31, 1993, filed March 31, 1994.

             (11) Statement re: Computation of Per Share Earnings.      *
See page 2 of the Company's 1996 Annual Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

             (13)  1996 SBM Industries, Inc. Annual Report to           *
Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).

             (21)  List of Subsidiaries of Registrant, filed as         *
Exhibit 21 to the Company's report on Form 10-KSB for the year ended December 31, 1994, filed March 31, 1995.










___________________________

*      Incorporated by reference.