Form 10QSB
period 1997-03-31
SBM INDUSTRIES INC
filed 1997-05-12
CIK 771504

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X]                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         March 31, 1997
                              --------------------------------------------------


                                       OR

[ ]                       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                       SECURITIES EXCHANGE ACT OF 1934

For the Transition period from              to
                               ------------    --------------------------------

Commission File Number                 1-8912
                       --------------------------------------------------------

                             SBM INDUSTRIES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


             Delaware                                 36-1805030
-------------------------------------------------------------------------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)              Identification No.)

            1865 Palmer Avenue
            Larchmont, NY 10538                         10538
-------------------------------------------------------------------------------
        (Address of principal executive offices       (Zip Code)

Issuer's telephone number (914) 833-0649
                          -----------------------------------------------------

                                     SAME
-------------------------------------------------------------------------------
        Former name, former address and former fiscal year, if changed since last report.


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      --   --
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act
after the distribution of securities under a plan confirmed by court. Yes   No
                                                                         --   --
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,027,234 shares at May 5, 1997.
      -------------------------------------------------

                              SBM INDUSTRIES, INC.
                              -------------------

                                      INDEX
                                      -----

                                 MARCH 31, 1997
                                 --------------

PART I.    FINANCIAL INFORMATION                                      Page No.
                                                                      -------
           ITEM 1.

                  Consolidated Balance Sheet
                  March 31, 1997                                        1 & 2

                  Consolidated Statements of Income-
                  Three Months Ended March 31, 1997 and 1996            3

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1997 and 1996            4

                  Notes to Consolidated Financial Statements -
                  March 31, 1997                                        5

           ITEM 2.

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations -
                  March 31, 1997                                        6


PART II.   OTHER INFORMATION                                            7

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                              SBM INDUSTRIES, INC.
                              -------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                                 MARCH 31, 1997
                                 --------------

                                   A S S E T S
                                   -----------


CURRENT ASSETS:
--------------
     Cash and Cash Equivalents                                          $     191,000
     Accounts Receivable, Less Allowance for Doubtful
           Accounts of $175,000                                             1,434,000
     Inventories                                                            3,211,000
     Prepaid Expenses and Other Current Assets                                195,000
                                                                          -----------


           TOTAL CURRENT ASSETS                                             5,031,000
           --------------------                                           -----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

     Land, Building and Improvements                                        1,235,000
     Machinery and Equipment                                                1,047,000
                                                                           ----------
                                                                            2,282,000
     Less:  Accumulated Depreciation                                          699,000
                                                                           ----------

           PROPERTY, PLANT AND EQUIPMENT, NET                               1,583,000
           ----------------------------------                              ----------

INTANGIBLE ASSETS AND GOODWILL, NET                                           941,000
-----------------------------------                                        ----------

           TOTAL ASSETS                                                  $  7,555,000
           ------------                                                    ==========

                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                                 MARCH 31, 1997
                                 --------------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------

CURRENT LIABILITIES:
-------------------
     Borrowings Under Line of Credit                                 $     925,000
     Accounts Payable and Accrued Expenses                               1,501,000
     Current Portion of Notes Payable                                      291,000
                                                                       -----------

           TOTAL CURRENT LIABILITIES                                     2,717,000
           -------------------------                                   -----------

OTHER LIABILITIES:
-----------------

     Notes Payable                                                       1,052,000
                                                                       -----------

           TOTAL LIABILITIES                                             3,769,000
           -----------------                                           -----------

SHAREHOLDERS' INVESTMENT:
------------------------
     Preferred Shares, $1 Par Value - 500,000 Shares
           Authorized; Issued and Outstanding - 0 Shares                     -----
     Common Shares, $1 Par Value - 5,000,000 Shares
           Authorized; Issued and Outstanding -
           2,027,000 Shares                                              2,027,000
     Paid-in Surplus                                                     4,347,000
     Accumulated Deficit                                                (2,588,000)
                                                                      ------------


           TOTAL SHAREHOLDERS' INVESTMENT                                3,786,000
           ------------------------------                              -----------

           TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT             $  7,555,000
           ----------------------------------------------               ==========

                              SBM INDUSTRIES, INC.
                              --------------------

                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                  ---------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------

                                                                          1997               1996
                                                                         -----              -----
NET SALES                                                          $ 2,861,000        $ 4,107,000
-----------

Cost of Sales                                                        1,650,000          2,489,000
                                                                   -----------        -----------

           GROSS PROFIT ON SALES                                     1,211,000          1,618,000
           ---------------------                                   -----------        -----------

OPERATING EXPENSES:
------------------
     Selling, General and Administrative                             1,164,000          1,383,000
     Depreciation and Amortization                                      82,000             80,000
                                                                   -----------        -----------

           TOTAL OPERATING EXPENSES                                  1,246,000          1,463,000
           ------------------------                                -----------        -----------

     OPERATING INCOME  (LOSS)                                          (35,000)           155,000
     ------------------------

OTHER INCOME (EXPENSES):
----------------------
     Interest Expense, Net                                             (50,000)           (38,000)
                                                                   -----------        -----------

Income (Loss) from Continuing Operations Before Income Taxes           (85,000)           117,000

Provision For Income Taxes (Note 2)                                       --                 --
                                                                   -----------        -----------

Income (Loss) from Continuing Operations                               (85,000)           117,000
Loss from Discontinued Operations                                         --             (237,000)
                                                                   -----------        -----------

           NET LOSS                                                $   (85,000)       $  (120,000)
           --------                                                -----------        -----------

PER SHARE (Note 1)
---------

Income (Loss) from Continuing Operations                           $      (.04)       $       .06
Loss from Discontinued Operations                                         --                 (.12)
                                                                   -----------        -----------

            NET LOSS                                               $      (.04)       $      (.06)
            --------                                               -----------        -----------

                              SBM INDUSTRIES, INC.
                              -------------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                -------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
               --------------------------------------------------

                                                                                   1997            1996
                                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                      $ (85,000)       $(120,000)
                                                                              ---------        ---------

Adjustments to reconcile net loss to cash
    used in operating activities:
           Depreciation and amortization                                         82,000           80,000
           Loss from discontinued operations                                       --            237,000
           Changes in operating assets and liabilities:
                     Accounts receivable                                        998,000         (381,000)
                     Inventories                                                (70,000)         310,000
                     Prepaid expenses and other current assets                  (22,000)          (8,000)
                     Accounts payable and accrued expenses                     (549,000)        (496,000)
                     Deferred Income                                            (18,000)          34,000
                     Changes in discontinued operations                            --           (189,000)
                                                                              ---------        ---------

                        Total Adjustments                                       421,000         (413,000)
                                                                              ---------        ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             336,000         (533,000)
                                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of Fixed Assets                                                   (18,000)         (18,000)
                                                                              ---------        ---------

NET CASH USED IN INVESTING ACTIVITIES                                           (18,000)         (18,000)
                                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from (Payment on) Revolving Line of Credit                       (200,000)         475,000
     Payment on Notes Payable                                                   (56,000)         (26,000)
                                                                              ---------        ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (256,000)         449,000
                                                                              ---------        ---------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                               62,000         (102,000)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  129,000          221,000
                                                                              ---------        ---------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                      $ 191,000        $ 119,000
                                                                              ---------        ---------


                              SBM INDUSTRIES, INC.
                              -------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1997
                                 --------------

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

Net income per share is computed based on the weighted average number of shares outstanding during each period. The average number of shares used in the computation of earnings per share was 2,027,000 for 1997 and 2,028,000 for 1996.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.


(2)  Income Taxes
     ------------

The Company has available book net operating losses to offset tax liabilities associated with future operating income. At December 31, 1996, for tax reporting purposes, the Company had approximately $3,580,000 of operating loss carryforwards. The tax operating loss carryforwards will begin expiring in 2005.


(3)  Recent Accounting Pronouncements
     --------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock or potential common stock. This statement replaces the presentation of primary EPS and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. The Statement is not expected to have a material effect on SBM's reported EPS amounts. This Statement is effective for SBM's financial statements for the year ended December 31, 1997.


(4)  Discontinued Operations
     -----------------------

In December 1996, the Company's 80% owned subsidiary, Carlton Press Corp. ("CPC"), filed a voluntary petition under chapter 7 of the United States Bankruptcy Code. The results from operations of CPC for prior periods have been accounted for as discontinued operations.

                              SBM INDUSTRIES, INC.
                              -------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                    -----------------------------------------


                        THREE MONTHS ENDED MARCH 31, 1997
                        ---------------------------------
                                   COMPARED TO
                                   -----------
                        THREE MONTHS ENDED MARCH 31, 1996
                        ---------------------------------

Sales. Sales from continuing operations decreased $1,246,000, or 30.3%, to $2,861,000 in the first three months of 1997. Star Struck's sales for the period were $2,535,000, down $1,141,000, or 31%, from $3,676,000 for the first three months of 1996. RC Manufacturing, Inc.'s sales of $326,000 showed a decrease of $105,000, or 24%, from sales for the first three months of 1996 of $431,000.

Gross Profit. Gross profit decreased by $407,000 to $1,211,000 in the first three months of 1997. Gross margin increased to 42.3% in the first three months of 1997 compared to 39.4% for the same period in 1996. For the first three months of 1997, Star Struck had a gross margin of 42.7%, while RC Manufacturing showed a gross margin of 39.5%. These figures represent a 4.9% increase in gross margin for Star Struck and a 13.9% decrease in gross margin for RC Manufacturing, Inc., compared to the same period in 1996.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $219,000 to $1,164,000 in the first three months of 1997. As a percentage of sales, selling, general and administrative expenses increased to 40.7% in the first three months of 1997 compared to 33.7% for the same period in 1996. For the first three months of 1997, Star Struck's selling, general and administrative expenses represented 36% of total sales, while RC Manufacturing's and SBM's expenses were 4.2% and .5% of total sales, respectively, for the first three months of 1997.

Operating Profit. Operating profit decreased $190,000 to show a loss of $35,000 for the first three months of 1997.

Net Income. Income from continuing operations for the first three months of 1997 decreased $202,000 to show a loss of $85,000. Net income increased $35,000 from 1996's first quarter loss of $120,000 to show a loss of $85,000 for the same period in 1997.


Liquidity and Capital Resources. The Company has $1,225,000 available in line of credit agreements with two of its banks. These agreements for $1,000,000 and $225,000 extend through May 1997 and January 1998, respectively. At March 31, 1997, the Company had used $925,000 of the funds available under these line of credit agreements.

The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $291,000 in long-term debt which will mature in the next twelve months.


At March 31, 1997 net working capital was $2,314,000.

                           PART II - OTHER INFORMATION
                           ---------------------------

                              SBM INDUSTRIES, INC.
                              -------------------

                                 MARCH 31, 1997
                                 --------------

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

           Item 3.   Defaults upon Senior Securities
                               Not applicable

           Item 4.   Submission of Matters to a Vote of Security Holders
                               Not applicable

           Item 5.   Other Information
                               Not applicable

           Item 6.   Exhibits and Reports on Form 8-K
                               (a) Exhibit 27-Financial Data Schedule

                               (b) Reports on Form 8-K
                                   No reports on Form 8-K were filed during
                                    the quarter ended March 31, 1997






                                              SIGNATURES
                                              ----------

                     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SBM INDUSTRIES, INC.


          Date: May 9, 1997           By:/s/Peter Nisselson
                                         ------------------
                                             Peter Nisselson, President


          Date: May 9, 1997           By:/s/Lawrence Goldstein
                                         ---------------------
                                             Lawrence Goldstein, Vice-President,
                                             Treasurer