Form 10QSB
period 1997-06-30
SBM INDUSTRIES INC
filed 1997-08-12
CIK 771504

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended     June 30, 1997
                              -------------------------------------------

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period

from____________________to______________________________________________________



                             SBM INDUSTRIES, INC.
     ---------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Delaware                                         36-1805030
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

      1865 Palmer Avenue
       Larchmont, NY                                            10538
-------------------------------------------------------------------------------
      (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number                    (914) 833-0649
                         -------------------------------------------------------


                                     SAME
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No __
    -

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,026,144 shares at August 5, 1997.
       -----------------------------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                     INDEX
                                     -----

                                 JUNE 30, 1997
                                 -------------


PART I.                  FINANCIAL INFORMATION                Page No.
                                                              --------

           ITEM 1.

           Consolidated Balance Sheet
           June 30, 1997                                         1 & 2

           Consolidated Statements of Income-
           Six Months Ended June 30, 1997 and 1996                   3

           Consolidated Statements of Income-
           Three Months Ended June 30, 1997 and 1996                 4

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1997 and 1996                   5

           Notes to Consolidated Financial Statements -
           June 30, 1997                                             6

           ITEM 2.

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations -
           June 30, 1997                                         7 & 8

PART II.  OTHER INFORMATION                                     9 & 10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                                 JUNE 30, 1997
                                 -------------

                                  A S S E T S
                                  -----------


CURRENT ASSETS:
---------------

  Cash and Cash Equivalents                           $   66,000
  Accounts Receivable, Less Allowance for Doubtful
     Accounts of $175,000                              1,531,000
  Inventories                                          2,779,000
  Prepaid Expenses and Other Current Assets              174,000
                                                      ----------

     TOTAL CURRENT ASSETS                              4,550,000
     --------------------                              ---------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------
  Land, Building and Improvements                      1,235,000
  Machinery and Equipment                              1,075,000
                                                       ---------
                                                       2,310,000
  Less:  Accumulated Depreciation                        745,000
                                                       ---------

     PROPERTY, PLANT AND EQUIPMENT, NET                1,565,000
     ----------------------------------                ---------


INTANGIBLE ASSETS AND GOODWILL, NET                      903,000
-----------------------------------                    ---------


     TOTAL ASSETS                                   $  7,018,000
     ------------                                     ==========

                              SBM INDUSTRIES, INC.
                              --------------------
                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------
                                 JUNE 30, 1997
                                 -------------
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------


CURRENT LIABILITIES:
--------------------

  Borrowings Under Line of Credit                                  $  925,000
  Accounts Payable and Accrued Expenses                             1,230,000
  Current Portion of Notes Payable                                    290,000
                                                                   ----------

     TOTAL CURRENT LIABILITIES                                      2,445,000
     -------------------------                                     ----------


OTHER LIABILITIES:
-----------------

  Notes Payable                                                     1,001,000
                                                                   ----------


     TOTAL LIABILITIES                                              3,446,000
     -----------------                                              ---------


SHAREHOLDERS' INVESTMENT:
------------------------

  Preferred Shares, $1 Par Value - 500,000 Shares
     Authorized; Issued and Outstanding - 0 Shares                      -----
  Common Shares, $1 Par Value - 5,000,000 Shares
     Authorized; Issued and Outstanding -
     2,026,000 Shares                                               2,026,000
     Paid-in Surplus                                                4,345,000
  Accumulated Deficit                                              (2,799,000)
                                                                   ----------


     TOTAL SHAREHOLDERS' INVESTMENT                                 3,572,000
     ------------------------------                                 ---------


     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT              $  7,018,000
     ----------------------------------------------                ==========

                              SBM INDUSTRIES, INC.
                              --------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                -----------------------------------------------

                                                                    1997          1996
                                                                ------------  ------------

NET SALES                                                        $6,251,000    $7,750,000
---------

Cost of Sales                                                     3,870,000     4,669,000
                                                                 ----------    ----------

     GROSS PROFIT ON SALES                                        2,381,000     3,081,000
     ---------------------                                       ----------    ----------


OPERATING EXPENSES:
-------------------
  Selling, General and Administrative                             2,409,000     2,799,000
  Depreciation and Amortization                                     166,000       161,000
                                                                 ----------    ----------

     TOTAL OPERATING EXPENSES                                     2,575,000     2,960,000
     ------------------------                                    ----------    ----------


  OPERATING INCOME  (LOSS)                                         (194,000)      121,000
  ------------------------

OTHER INCOME (EXPENSES):
------------------------
  Interest Expense, Net                                            (102,000)      (81,000)
                                                                 ----------    ----------

Income (Loss) from Continuing Operations Before Income Taxes       (296,000)       40,000

Provision For Income Taxes (Note 2)                                   -----         -----
                                                                 ----------    ----------

Income (Loss) from Continuing Operations                           (296,000)       40,000
Loss from Discontinued Operations                                     -----      (372,000)
                                                                 ----------    ----------

     NET LOSS                                                    $ (296,000)   $ (332,000)
     --------                                                    ----------    ----------

PER SHARE (Note 1)
---------

Income (Loss) from Continuing Operations                         $     (.14)   $      .02
Loss from Discontinued Operations                                      ----          (.18)
                                                                 ----------    ----------

     NET LOSS                                                    $     (.14)   $     (.16)
     --------                                                    ----------    ----------


                              SBM INDUSTRIES, INC.
                              --------------------
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
               -------------------------------------------------

                                                                    1997          1996
                                                                ------------  ------------

NET SALES                                                        $3,390,000    $3,643,000
---------

Cost of Sales                                                     2,220,000     2,180,000
                                                                 ----------    ----------

     GROSS PROFIT ON SALES                                        1,170,000     1,463,000
     ---------------------                                       ----------    ----------


OPERATING EXPENSES:
------------------
  Selling, General and Administrative                             1,245,000     1,415,000
  Depreciation and Amortization                                      84,000        81,000
                                                                 ----------    ----------

     TOTAL OPERATING EXPENSES                                     1,329,000     1,496,000
     ------------------------                                    ----------    ----------


  OPERATING INCOME  (LOSS)                                         (159,000)      (33,000)
  ------------------------

OTHER INCOME (EXPENSES):
-----------------------
  Interest Expense, Net                                             (52,000)      (44,000)
                                                                 ----------    ----------

Income (Loss) from Continuing Operations Before Income Taxes       (211,000)      (77,000)

Provision For Income Taxes (Note 2)                                   -----         -----
                                                                 ----------    ----------

Income (Loss) from Continuing Operations                           (211,000)      (77,000)
Loss from Discontinued Operations                                     -----      (135,000)
                                                                 ----------    ----------

     NET LOSS                                                    $ (211,000)   $ (212,000)
     --------                                                    ----------    ----------

PER SHARE (Note 1)
---------

Income (Loss) from Continuing Operations                         $     (.10)   $     (.04)
Loss from Discontinued Operations                                      ----          (.06)
                                                                 ----------    ----------

     NET LOSS                                                    $     (.10)    $     (.10)
     --------                                                    ----------    ----------


                              SBM INDUSTRIES, INC.
                              --------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                ----------- -----------------------------------


                                                           1997           1996
                                                       -------------  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                 $(296,000)     $(332,000)
                                                         ----------     ---------

Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation and amortization                          166,000       161,000
     Loss from discontinued operations                        -----       372,000
     Changes in operating assets and liabilities:
          Accounts receivable                               901,000         5,000
          Inventories                                       362,000       398,000
          Prepaid expenses and other current assets          (1,000)      (14,000)
          Accounts payable and accrued expenses            (820,000)     (607,000)
          Deferred Income                                   (18,000)       56,000
          Changes in discontinued operations                  -----      (330,000)
                                                         ----------     ---------

           Total Adjustments                                590,000        41,000
                                                         ----------     ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         294,000      (291,000)
                                                         ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of Fixed Assets                                  (46,000)      (59,000)
                                                         ----------     ---------

NET CASH USED IN  INVESTING ACTIVITIES                      (46,000)      (59,000)
                                                         ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (Payment on) Revolving Line of Credit      (200,000)      350,000
  Redemption of Common Stock                                 (3,000)       (3,000)
  Payment on Notes Payable                                 (108,000)      (50,000)
                                                         ----------     ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        (311,000)      297,000
                                                         ----------     ---------

NET DECREASE IN CASH & CASH EQUIVALENTS                     (63,000)      (53,000)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD              129,000       221,000
                                                         ----------     ---------

CASH & CASH EQUIVALENTS AT END OF PERIOD                 $   66,000     $ 168,000
                                                         ----------     ---------

                              SBM INDUSTRIES, INC.
                              --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 JUNE 30, 1997
                                 -------------


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

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                     --------------------------------------



                         SIX MONTHS ENDED JUNE 30, 1997
                         ------------------------------
                                  COMPARED TO
                                  ------------
                         SIX MONTHS ENDED JUNE 30, 1996
                         ------------------------------


SALES. Sales from continuing operations decreased $1,499,000, or 19.3%, to $6,251,000 in the first six months of 1997. Star Struck's sales for the period were $5,623,000, down $1,075,000, or 16%, from $6,698,000 for the first six months of 1996. RC Manufacturing, Inc.'s sales of $628,000 showed a decrease of $424,000, or 40%, from sales for the first six months of 1996 of $1,052,000.

GROSS PROFIT. Gross profit decreased by $700,000 to $2,381,000 in the first six months of 1997. Gross margin decreased to 38.1% in the first six months of 1997 compared to 39.8% for the same period in 1996. For the first six months of 1997, Star Struck had a gross margin of 41.1%, while RC Manufacturing showed a gross margin of 11.5%. These figures represent a 2.5% increase in gross margin for Star Struck and a 35.5% decrease in gross margin for RC Manufacturing, Inc., compared to the same period in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses decreased $390,000 to $2,409,000 in the first six months of 1997. As a percentage of sales, selling, general and administrative expenses increased to 38.5% in the first six months of 1997 compared to 36.1% for the same period in 1996. For the first six months of 1997, Star Struck's selling, general and administrative expenses represented 34.2% of total sales, while RC Manufacturing, Inc.'s and SBM's expenses were 3.9% and .4% of total sales, respectively, for the first six months of 1997.

OPERATING PROFIT. Operating profit decreased $315,000 to show a loss of $194,000 for the first six months of 1997.

NET INCOME. Income from continuing operations for the first six months of 1997 decreased $336,000 to show a loss of $296,000. Net income increased $36,000 from 1996's first six month's loss of $332,000 to show a loss of $296,000 for the same period in 1997.

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                    ----------------------------------------



                        THREE MONTHS ENDED JUNE 30, 1997
                        --------------------------------
                                  COMPARED TO
                                  ------------
                        THREE MONTHS ENDED JUNE 30, 1996
                        --------------------------------


SALES. Sales from continuing operations decreased $253,000, or 6.9%, to $3,390,000 in the second quarter of 1997. Star Struck's sales for the period were $3,088,000, up $66,000, or 2%, from $3,022,000 for the second quarter of 1996. RC Manufacturing, Inc.'s sales of $302,000 showed a decrease of $319,000, or 51%, from sales for the second quarter of 1996 of $621,000.

GROSS PROFIT. Gross profit decreased by $293,000 to $1,170,000 in the second quarter of 1997. Gross margin decreased to 34.5% in the second quarter of 1997 compared to 40.2% for the same period in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses decreased $170,000 to $1,245,000 in the second quarter of 1997. As a percentage of sales, selling, general and administrative expenses decreased to 36.7% in the second quarter of 1997 compared to 38.8% for the same period in 1996. For the second quarter of 1997, Star Struck's selling, general and administrative expenses represented 32.8% of total sales, while RC Manufacturing's and SBM's expenses were 3.6% and .3% of total sales, respectively, for the second quarter of 1997.

OPERATING PROFIT. Operating profit decreased $126,000 to show a loss of $159,000 for the second quarter of 1997.

NET INCOME. Income from continuing operations for the second quarter of 1997 decreased $134,000 to show a loss of $211,000. Net income increased $1,000 from 1996's second quarter loss of $212,000 to show a loss of $211,000 for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES. The Company has $1,225,000 available in line of credit agreements with two of its banks. These agreements for $1,000,000 and $225,000 extend through May 1998 and January 1998, respectively. At June 30, 1997, the Company had used $925,000 of the funds available under these line of credit agreements.


The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $290,000 in long-term debt which will mature in the next twelve months.


At June 30, 1997 net working capital was $2,105,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                 JUNE 30, 1997
                                 -------------


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

     Item 3.  Defaults upon Senior Securities
               Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders
               See attached

     Item 5.  Other Information
               Not applicable

     Item 6.  Exhibits and Reports on Form 8-K
               (a) Exhibit 27-Financial Data Schedule

               (b) Reports on Form 8-K
                   No reports on Form 8-K were filed during the quarter ended June 30, 1997



                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934,
the registrant has duly caused     this report to be signed on its behalf by the
undersigned thereunto duly authorized.

                              SBM INDUSTRIES, INC.


     Date: August 8, 1997    By:/s/Peter Nisselson
                                ----------------------------
                                 Peter Nisselson, President


     Date: August 8, 1997    By:/s/ Kenneth Karlan
                                ----------------------------
                                 Kenneth Karlan, Vice-President

                          PART II - OTHER INFORMATION
                          ---------------------------

           ITEM 4-SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ----------------------------------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                 JUNE 30, 1997
                                 -------------


     a)   Annual meeting held May 13, 1997

     b)   Directors elected at the Meeting:

          Peter M. Nisselson
          Lawrence J. Goldstein
          Kenneth Karlan
          Robert J. Morris
          Arthur Salzfass
          Keith Sessler
          Michael Sweedler

     c)   Other matters voted on:

          None