Form 10QSB
period 1997-09-30
SBM INDUSTRIES INC
filed 1997-11-12
CIK 771504

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          September 30, 1997
                              ------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the Transition period from__________to____________________________________

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

      1865 Palmer Avenue
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
Yes X   No
    -      --

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.
Yes     No
    --     --

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,942 shares at November 7, 1997.
       -------------------------------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                     INDEX
                                     -----

                               SEPTEMBER 30, 1997
                               ------------------


PART I.    FINANCIAL INFORMATION                              Page No.
                                                              --------

           ITEM 1.

           Consolidated Balance Sheet
           September 30, 1997                                    1 & 2

           Consolidated Statements of Income-
           Nine Months Ended September 30, 1997 and 1996         3

           Consolidated Statements of Income-
           Three Months Ended September 30, 1997 and 1996        4

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1997 and 1996         5

           Notes to Consolidated Financial Statements -
           September 30, 1997                                    6

           ITEM 2.

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations -
           September 30, 1997                                    7 & 8

PART II.  OTHER INFORMATION                                      9

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                               SEPTEMBER 30, 1997
                               ------------------

                                  A S S E T S
                                  -----------



CURRENT ASSETS:
--------------
  Cash and Cash Equivalents                           $   66,000
  Stock Subscriptions                                    100,000
  Accounts Receivable, Less Allowance for Doubtful
     Accounts of $175,000                              1,723,000
  Inventories                                          2,712,000
  Prepaid Expenses and Other Current Assets              265,000
                                                       ---------

     TOTAL CURRENT ASSETS                              4,866,000
     --------------------                              ---------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------


  Land, Building and Improvements                      1,235,000
  Machinery and Equipment                              1,088,000
                                                       ---------
                                                       2,323,000
  Less:  Accumulated Depreciation                        791,000
                                                       ---------

     PROPERTY, PLANT AND EQUIPMENT, NET                1,532,000
     ----------------------------------                ---------


INTANGIBLE ASSETS AND GOODWILL, NET                      865,000
-----------------------------------                    ---------


     TOTAL ASSETS                                     $ 7,263,000
     ------------                                      ==========

                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                               SEPTEMBER 30, 1997
                               ------------------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------

CURRENT LIABILITIES:
-------------------

     Borrowings Under Line of Credit                            $ 1,025,000
     Accounts Payable and Accrued Expenses                        1,394,000
     Current Portion of Notes Payable                               291,000
                                                                 ----------


         TOTAL CURRENT LIABILITIES                                2,710,000
         -------------------------                               ----------

OTHER LIABILITIES:
-----------------

     Notes Payable                                                  950,000
                                                                 ----------


         TOTAL LIABILITIES                                        3,660,000
         -----------------                                       ----------


SHAREHOLDERS' INVESTMENT:
------------------------

     Preferred Shares, $1 Par Value - 500,000 Shares
         Authorized; Issued and Outstanding - 0 Shares                -----
     Common Shares, $1 Par Value - 5,000,000 Shares
         Authorized; Issued and Outstanding -
         2,026,000 Shares                                         2,026,000
     Paid-in Surplus                                              4,344,000
     Accumulated Deficit                                         (2,767,000)
                                                                 ----------


         TOTAL SHAREHOLDERS' INVESTMENT                           3,603,000
         ------------------------------                          ----------


         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT         $ 7,263,000
         ----------------------------------------------           =========

                              SBM INDUSTRIES, INC.
                              --------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
             -----------------------------------------------------

                                                                    1997           1996
                                                                -------------  -------------

NET SALES                                                        $10,145,000    $11,714,000
---------

Cost of Sales                                                      6,255,000      7,116,000
                                                                 -----------    -----------

        GROSS PROFIT ON SALES                                      3,890,000      4,598,000
        ---------------------                                    -----------    -----------

OPERATING EXPENSES:
------------------
 Selling, General and Administrative                               3,754,000      4,130,000
 Depreciation and Amortization                                       250,000        242,000
                                                                 -----------    -----------

         TOTAL OPERATING EXPENSES                                  4,004,000      4,372,000
         ------------------------                                -----------    -----------


 OPERATING INCOME  (LOSS)                                           (114,000)       226,000
------------------------

OTHER INCOME (EXPENSES):
----------------------
 Interest Expense, Net                                              (150,000)      (124,000)
                                                                 -----------    -----------

Income (Loss) from Continuing Operations Before Income Taxes        (264,000)       102,000

Provision For Income Taxes (Note 2)                                    -----          -----
                                                                 -----------    -----------

Income (Loss) from Continuing Operations                            (264,000)       102,000
Loss from Discontinued Operations                                      -----     (2,517,000)
                                                                 -----------    -----------

        NET LOSS                                                 $  (264,000)   $(2,415,000)
        --------                                                 -----------    -----------

PER SHARE (Note 1)
---------

Income (Loss) from Continuing Operations                         $      (.13)   $       .05
Loss from Discontinued Operations                                       ----          (1.24)
                                                                 -----------    -----------

        NET LOSS                                                 $      (.13)    $    (1.19)
        --------                                                 -----------    -----------

                              SBM INDUSTRIES, INC.
                              --------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
             ------------------------------------------------------

                                                             1997          1996
                                                         ------------  -------------

NET SALES                                                 $3,894,000    $ 3,964,000
---------

Cost of Sales                                              2,385,000      2,447,000
                                                          ----------    -----------

        GROSS PROFIT ON SALES                              1,509,000      1,517,000
        ---------------------                             ----------    -----------


OPERATING EXPENSES:
------------------
 Selling, General and Administrative                       1,345,000      1,331,000
 Depreciation and Amortization                                84,000         80,000
                                                          ----------    -----------

        TOTAL OPERATING EXPENSES                           1,429,000      1,411,000
        ------------------------                          ----------    -----------


 OPERATING INCOME                                             80,000        106,000
-----------------

OTHER INCOME (EXPENSES):
-----------------------
 Interest Expense, Net                                       (48,000)       (44,000)
                                                          ----------    -----------

Income from Continuing Operations Before Income Taxes         32,000         62,000

Provision For Income Taxes (Note 2)                            -----          -----
                                                          ----------    -----------

Income from Continuing Operations                             32,000         62,000
Loss from Discontinued Operations                              -----     (2,146,000)
                                                          ----------    -----------

        NET INCOME (LOSS)                                 $   32,000    $(2,084,000)
        ----------------                                  ----------    -----------

PER SHARE (Note 1)
-----------------

Income from Continuing Operations                         $      .01    $       .03
Loss from Discontinued Operations                               ----          (1.06)
                                                          ----------    -----------

        NET INCOME (LOSS)                                 $     $.01    $    (1.03)
        ----------------                                  ----------    -----------

                              SBM INDUSTRIES, INC.
                              --------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
             -----------------------------------------------------

                                                                         1997           1996
                                                                     -------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                $(264,000)   $(2,415,000)
                                                                       ----------    -----------

Adjustments to reconcile net loss to cash
 used in operating activities:
    Depreciation and amortization                                         250,000        242,000
    Loss from discontinued operations                                       -----      2,517,000
    Changes in operating assets and liabilities:
          Accounts receivable                                             709,000       (229,000)
          Inventories                                                     429,000        533,000
          Prepaid expenses and other current assets                       (92,000)        (1,000)
          Accounts payable and accrued expenses                          (656,000)      (346,000)
          Deferred income                                                 (18,000)         9,000
          Changes in discontinued operations                                -----       (596,000)
                                                                       ----------    -----------

           Total Adjustments                                              622,000      2,129,000
                                                                       ----------    -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       358,000       (286,000)
                                                                       ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of Fixed Assets                                             (59,000)       (71,000)
     Purchase of Stock Subscriptions                                     (100,000)         -----
                                                                       ----------    -----------

NET CASH USED IN  INVESTING ACTIVITIES                                   (159,000)       (71,000)
                                                                       ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from (Payment on) Revolving Line of Credit                 (100,000)       325,000
     Redemption of Common Stock                                            (4,000)        (3,000)
     Payment on Notes Payable                                            (158,000)       (75,000)
                                                                       ----------    -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      (262,000)       247,000
                                                                       ----------    -----------

NET DECREASE IN CASH & CASH EQUIVALENTS                                   (63,000)      (110,000)

CASH & CASH EQUIVALENTS AT BEGINNING OF PERIOD                            129,000        221,000
                                                                       ----------    -----------

CASH & CASH EQUIVALENTS AT END OF PERIOD                                $  66,000   $    111,000
                                                                       ----------    -----------

                              SBM INDUSTRIES, INC.
                              --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1997
                               ------------------


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

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                  --------------------------------------------



                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                      ------------------------------------
                                  COMPARED TO
                                  ------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1996
                      ------------------------------------


SALES. Sales from continuing operations decreased $1,569,000, or 13.4%, to $10,145,000 in the first nine months of 1997. Star Struck's sales for the period were $9,139,000, down $828,000, or 8%, from $9,967,000 for the first nine months of 1996. RC Manufacturing, Inc.'s sales of $1,006,000 showed a decrease of $741,000, or 42%, from sales for the first nine months of 1996 of $1,747,000.

GROSS PROFIT. Gross profit decreased by $708,000 to $3,890,000 in the first nine months of 1997. Gross margin decreased to 38.3% in the first nine months of 1997 compared to 39.3% for the same period in 1996. For the first nine months of 1997, Star Struck had a gross margin of 40.1%, while RC Manufacturing showed a gross margin of 15%. These figures represent a .6% increase in gross margin for Star Struck and a 23.1% decrease in gross margin for RC Manufacturing, Inc., compared to the same period in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses decreased $376,000 to $3,754,000 in the first nine months of 1997. As a percentage of sales, selling, general and administrative expenses increased to 37% in the first nine months of 1997 compared to 35.3% for the same period in 1996. For the first nine months of 1997, Star Struck's selling, general and administrative expenses represented 33.4% of total sales, while RC Manufacturing, Inc.'s and SBM's expenses were 3.2% and .4% of total sales, respectively, for the first nine months of 1997.

OPERATING PROFIT. Operating profit decreased $340,000 to show a loss of $114,000 for the first nine months of 1997.

NET INCOME. Income from continuing operations for the first nine months of 1997 decreased $366,000 to show a loss of $264,000. Net income increased $2,151,000 from 1996's first nine month's loss of $2,415,000 to show a loss of $264,000 for the same period in 1997.

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                 ---------------------------------------------



                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                     -------------------------------------
                                  COMPARED TO
                                  ------------
                     THREE MONTHS ENDED SEPTEMBER 30, 1996
                     -------------------------------------


SALES. Sales from continuing operations decreased $70,000, or 1.8%, to $3,894,000 in the third quarter of 1997. Star Struck's sales for the period were $3,516,000, up $247,000, or 8%, from $3,269,000 for the third quarter of
1996. RC Manufacturing, Inc.'s sales of $378,000 showed a decrease of $317,000, or 46%, from sales for the third quarter of 1996 of $695,000.

GROSS PROFIT. Gross profit decreased by $8,000 to $1,509,000 in the third quarter of 1997. Gross margin increased to 38.8% in the third quarter of 1997 compared to 38.3% for the same period in 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.   Selling, general and
administrative expenses increased $14,000 to $1,345,000 in the third quarter of 1997. As a percentage of sales, selling, general and administrative expenses increased to 34.5% in the third quarter of 1997 compared to 33.6% for the same period in 1996. For the third quarter of 1997, Star Struck's selling, general and administrative expenses represented 32.1% of total sales, while RC Manufacturing, Inc.'s and SBM's expenses were 2.1% and .3% of total sales, respectively, for the third quarter of 1997.

OPERATING PROFIT. Operating profit decreased $26,000 to show a profit of $80,000 for the third quarter of 1997.

NET INCOME. Income from continuing operations for the third quarter of 1997 decreased $30,000 to show a profit of $32,000. Net income increased $2,116,000 from 1996's third quarter loss of $2,084,000 to show a profit of $32,000 for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES. The Company has $1,225,000 available in line of credit agreements with two of its banks. These agreements for $1,000,000 and $225,000 extend through May 1998 and January 1998, respectively. At September 30, 1997, the Company had used $1,025,000 of the funds available under these line of credit agreements.


The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $291,000 in long-term debt which will mature in the next twelve months.


At September 30, 1997 net working capital was $2,156,000.

                          PART II - OTHER INFORMATION
                          ---------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                               SEPTEMBER 30, 1997
                               ------------------


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

  Item 3.  Defaults upon Senior Securities
            Not applicable

  Item 4.  Submission of Matters to a Vote of Security Holders
            Not applicable

  Item 5.  Other Information
            Not applicable

  Item 6.  Exhibits and Reports on Form 8-K
            (a) Exhibit 27-Financial Data Schedule

            (b) Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter ended September 30, 1997



                                   SIGNATURES
                                   ----------


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SBM INDUSTRIES, INC.


  Date: November 7, 1997  By:/s/Peter Nisselson
                             --------------------------------------
                           Peter Nisselson, President


  Date: November 7, 1997  By:/s/Kenneth Karlan
                             -------------------------------------
                           Kenneth Karlan, Vice-President