Form 10KSB
period 1997-12-31
SBM INDUSTRIES INC
filed 1998-03-31
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    -------

                                  FORM 10-KSB


     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
[X]  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended Dec. 31, 1997
                               -------------


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[_]  SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File Number 1-8912
                                                ------


                             SBM INDUSTRIES, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in it Charter)

               Delaware                              36-1805030
   ---------------------------------      ---------------------------------
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)             Identification No.)

1865 Palmer Avenue
Larchmont, New York                                       10538
----------------------------------------         -------------------------
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

          Check if disclosure of no delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Issuer's revenues for its most recent fiscal year were $13,716,000.

          Based on the closing sales price on March 18, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,095,000.

          The number of shares outstanding of the registrant's common stock was 2,025,929 at March 18, 1998.

          DOCUMENTS INCORPORATED BY REFERENCE: Part III -Definitive Proxy Statement relating to May 5, 1998 Annual Meeting of Shareholders. Parts I and II - Annual Report to Shareholders for the year ended December 31, 1997.

                                     PART I


    Item I.  Description of Business
             -----------------------

    General
    -------

          SBM Industries, Inc. (the "Company") is a holding company whose operating subsidiary corporations are primarily engaged in the distribution of watch batteries and related products. The Company was organized in 1935 as an Illinois corporation, was reincorporated as a Delaware corporation in 1985, and changed its name from Speed-O-Print Business Machines Corporation in 1992. The Company's principal executive offices have been located in Larchmont, New York since 1992.


    Star Struck, Inc.
    -----------------

          The Company's principal operating subsidiary is Star Struck, Inc., a Connecticut corporation ("SSI"), whose principal offices are in Bethel, Connecticut. SSI is a distributor throughout the United States of watch batteries. SSI also sells related products, such as alkaline, photo and hearing aid batteries, jewelry findings, tools, supplies, and plastic bags and manufactures and sells watch straps.

          Since late 1995, SSI has also distributed a line of sports apparel. These products consist principally of caps and shirts bearing logos of various professional and college sports teams. These products are manufactured for SSI by various apparel manufacturers under license from the respective teams whose logos are being used. In 1997, sales of sports apparel products were approximately $1.2 million.

          SSI sells its watch batteries and related products through direct mail and telemarketing to jewelry stores, discount store chains and other retail vendors. SSI sells its sports apparel products primarily through direct mail and print media advertising directly to consumers.

          SSI competes in competitive, but highly fragmented, industries.

          SSI's business does not depend on the availability of raw materials. SSI distributes watch batteries for Sony, Eveready, Maxell, Renata, Rayovac and Varta under the manufacturer's and SSI's private label. SSI sells its watch straps under the Sahara, Town & Country, Downing and R. C. Manufacturing tradenames.

          SSI has approximately 8,000 active customers for its watch batteries and related products. SSI's two largest customers account for 21% and 6%, respectively, of its sales.

          Governmental regulation is not a specific influence on the business of SSI, and generally compliance with environmental regulations have not been burdensome to SSI.

          SSI has approximately 70 full-time employees, and 2 part-time employees.


    Carlton Press, Corp.
    -------------------

          Carlton Press Corp. ("Carlton"), which the Company acquired in December 1993, became the subject of a voluntary bankruptcy proceeding under Chapter 7 of the Bankruptcy Code on December 3, 1996. Carlton ceased operations on November 14, 1996.

          Prior to the bankruptcy, Carlton was a subsidy book publisher. It published manuscripts submitted by authors for which it charged the authors a publishing fee. Although most of its revenue derived from the contracts with the authors, Carlton also received royalty revenues from sales of the books.

          The Company wrote off its entire investment in Carlton in the third and fourth quarter of 1996.


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

          The Company expended no money on research and development in 1996 or 1997.

    Item 2.  Properties.
             ----------

          The Company leases offices in Larchmont, New York for use as its executive offices.

          SSI owns property located in the Francis J. Clarke Industrial Park at 8 Francis J. Clarke Circle in Bethel, Connecticut. The property consists of
    2.344 acres of land and a warehouse/office building. The building comprises approximately 20,500 square feet. Approximately sixty percent of the building is used as a warehouse and the remaining forty percent is used as offices by SSI. The warehouse space contains a loading dock. The property is encumbered by a mortgage. SSI also leases a warehouse facility, comprising approximately 7,000 square feet, in the various Francis J. Clarke Industrial Park.

          SSI's subsidiary, RCM, Inc., leases a manufacturing and office facility in St. Petersburg, Florida, comprising approximately 5,000 square feet.



    Item 3.  Legal Proceedings.
             -----------------

          The Company is not a party to any legal proceeding required to be described in this Report.


    Item 4.  Submission of Matters to a Vote of Security
             Holders.
             -------------------------------------------

             None.

                              PART II

    Item 5.  Market for Common Equity and Related
             Stockholder Matters.
             ------------------------------------

          The principal United States market in which the Company's common stock is traded is the American Stock Exchange. See page 14 of the Company's 1997 Annual Report to Shareholders, in the section entitled "Market and Dividend Information", which is incorporated herein by refer ence, for information concerning the high and low sales prices for the Company's common stock for each quarter of 1996 and 1997. As of March 18, 1998, the Company had approximately 600 shareholders of common stock. No dividends were paid by the Company during the 1996 and 1997 fiscal years.

    Item 6.  Management's Discussion and Analysis or
             Plan of Operation.
             ---------------------------------------

          See pages 12 through 13 of the Company's 1997 Annual Report to Shareholders, which are incorporated herein by reference.

    Item 7.  Financial Statements and Supplementary Data.
             -------------------------------------------

          See pages 2 through 10 of the Company's 1997 Annual Report to Shareholders, which are incorporated herein by reference.

    Item 8.  Changes in and Disagreements on Accounting
             and Financial Disclosure.
             ------------------------------------------

          None.


                                    PART III

    Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
             ----------------------------------------------------------------

          See the sections entitled "Nominees for Election as Directors" and "Executive Officers and Executive Compensation" and "Compliance with
    Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1998 which are incorporated herein by reference, for information concerning directors, executive officers, promoters and control persons of the Company.

    Item 10.  Executive Compensation.
              ----------------------

          See the section entitled "Executive Officers and Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1998, which is incorporated herein by reference, for information concerning executive compensation.

    Item 11.  Security Ownership of Certain Beneficial Owners
              and Management.
              -----------------------------------------------

          See the sections entitled "Executive Officers and Executive Compensation -- Stock Options," "Security Ownership of Management" and "Other Principal Holders of Voting Securities" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1998 which are incorporated herein by reference.

    Item 12.  Certain Relationships and Related Transactions.
              ----------------------------------------------

          See the section entitled "Nominees for Election as Directors -- Additional Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 5, 1998, which is incorporated herein by reference.

    Item 13.  Exhibits, Lists and Reports on Form 8-K.
              ---------------------------------------

    (a) 1. & 2.  Financial Statements.
                 --------------------

          A copy of the Company's Annual Report to Shareholders for the year ended December 31, 1997 has been furnished as an exhibit to this Annual Report on Form 10-KSB. Pages 2 through 11 of such Annual Report to Shareholders contain the Consolidated Balance Sheet as of December 31, 1997, and the Consolidated Statements of Income, Shareholders' Investment and Cash Flows and Notes to Consolidated Financial Statements for each of the two years ended December 31, 1997 and 1996, and the Auditors' Report covering the aforementioned financial statements. These Financial Statements and the Auditors' Report thereon are incorporated herein by reference.

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

          (10) Material Contracts.

               (a) Term Loan Agreement, dated July 6, 1996, between Star Struck,
                   Inc. and First Fidelity Bank, filed as Exhibit 10(c) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with Amendment No. 1 thereto on April 3, 1996, is incorporated herein by reference.

               (b) Guaranty and Suretyship Agreement, dated July 6, 1995 from the Company to First Union National Bank (formerly First Fidelity Bank), filed as Exhibit 10(d) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with Amendment No. 1 thereto on April 3, 1996, is incorporated herein by reference.

               (c) Mortgage, Assignment of Lease and Security Agreement, dated
                   July 6, 1995, between Star Struck, Inc., as mortgagor, and First Union National Bank (formerly First Fidelity Bank), as mortgagee, in the original amount of $800,000.00, secured by property known as 8 Francis J. Clarke Circle, Bethel, Connecticut, filed as Exhibit 10(e) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with Amendment No. 1 thereto on April 3, 1996, is incorporated herein by reference.

               (d) Pledge Agreement, dated December 6, 1993, between SBM
                   Industries, Inc. and Michael Sheldon and Carlton Press, Inc., filed as Exhibit 10(h) to the Company's report on Form 10-KSB for the year ended December 31, 1993.

               (e) Consulting Agreement, dated December 6. 1993, between SBM
                   Press Acquisition Corp. and Carlton Press, Inc., filed as
                   Exhibit 10(i) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

               (f) Non-Compete Agreement, dated December 6, 1993, among Michael
                   Sheldon, SBM Press Acquisition Corp. and SBM Industries, Inc., filed as Exhibit 10(j) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

          (11) Statement re: Computation of Per Share Earnings. See page 2 of the Company's 1997 Annual Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

          (13) 1997 SBM Industries, Inc. Annual Report to Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).

          (21) The Company owns 100% of the outstanding shares of Star Struck, Inc., a Connecticut corporation, which owns 80% of the outstanding shares of RCM Inc., a Florida corporation.


          (27) Financial Data Schedule summary financial information extracted from SBM Industries, Inc.'s Annual Report to Stockholders for the period ended December 31, 1997.

    (b)   Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                              SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         SBM INDUSTRIES INC.

                              s/Peter Nisselson
                         By:____________________________
                            Peter Nisselson, President,
                            Secretary and Chief Executive
                            Officer, March 25, 1998

                             s/Lawrence J. Goldstein
                         By:____________________________
                            Lawrence J. Goldstein,
                            Vice President and Treasurer
                            March 25, 1998


    Dated:  March 25, 1998

          In accordance with the Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    s/Peter Nisselson
    _____________________________________
    Peter Nisselson, March 25, 1998
    (Director)

    s/Lawrence J. Goldstein
    _____________________________________
    Lawrence J. Goldstein, March 25, 1998
    (Director)

    s/Robert Morris
    _____________________________________
    Robert Morris, March 25, 1998
    (Director)

    s/Arthur Salzfass
    _____________________________________
    Arthur Salzfass, March 25, 1998
    (Director)

    s/Kenneth Karlan
    _____________________________________
    Kenneth Karlan, March 25, 1998
    (Director)
    s/Keith Sessler
    _____________________________________
    Keith Sessler, March 25, 1998
    (Director)

    s/Michael Sweedler
    _____________________________________
    Michael Sweedler, March 25, 1998
    (Director)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
--------

     (3) The Articles of Incorporation and Bylaws               *
of the Company, as amended, filed as Exhibit to a report on Form 8, Amendment No. 1 to the Company's
Form 10-K for the fiscal year ended December 31, 1988 and filed May 26, 1989, are incorporated herein by reference, and Amendment to the Articles of Incorporation of the Company, changing the name of the Company, filed as an exhibit to the Company's report on Form 8-K dated September 15,
1992 and filed September 29, 1992, is incorporated herein by reference.

     (4) Certificate of Rights, Designations and                *
Preferences relating to the 1992 Series A
Preferred Stock, filed as Exhibit (4) to the Company's report on Form 8-K dated September 15,
1992 and filed September 29, 1992, is incorporated herein by reference.

     (10)  Material Contracts.

           (a) Term Loan Agreement, dated July 6,               *
               1995, between Star Struck, Inc. and
               First Union National Bank (formerly
               First Fidelity Bank), filed as
               Exhibit 10(c) to the Company's
               report on Form 10-KSB for the
               fiscal year ended December 31,
               1995, is incorporated herein by
               reference.

           (b) Guaranty and Suretyship Agreement,               *
               dated July 6, 1995, from the
               Company to First Union National
               Bank (formerly First Fidelity
               Bank), filed as Exhibit 10(d) to
               the Company's report on Form 10-KSB
               for the fiscal year ended December
               31, 1995, is
               incorporated herein by reference.

           (c) Mortgage, dated July 6, 1995, Star               *
               Struck, Inc., as mortgagor, and
               First Union National Bank (fomerly
               First Fidelity Bank), in the amount
               of $800,000.00, secured by property
               known as 8 Francis J. Clarke
               Circle, Bethel, Connecticut, filed
               as Exhibit 10(e) to the Company's
               report on Form 10-KSB for the
               fiscal year ended December 31,
               1995, is incorporated herein by
               reference.

           (d) Pledge Agreement, dated December 6,              *
               1993, between SBM Industries, Inc.
               and Michael Sheldon and Carlton
               Press, Inc., filed as Exhibit 10(h)
               to the Company's report on Form 10-
               KSB for the year ended December 31,
               1993, filed March 31, 1994.

           (e) Consulting Agreement, dated                      *
               December 6, 1993, between SBM
               Press Acquisition Corp. and Carlton
               Press, Inc., filed as Exhibit 10(I)
               to the Company's report on Form 10-
               KSB for the year ended December 31,
               1993, filed March 31, 1994.

           (f) Non-Compete Agreement, dated                     *
               December 6, 1993, among Michael
               Sheldon, SBM Press Acquisition
               Corp. and SBM Industries, Inc.,
               filed as Exhibit 10(j) to the
               Company's report on Form 10-KSB for
               the year ended December 31, 1993,
               filed March 31, 1994.

     (11) Statement re: Computation of Per Share                *
Earnings. See page 2 of the Company's 1997 Annual
Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

     (13) 1997 SBM Industries, Inc. Annual Report               *
to Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-
KSB Annual Report, is furnished for the
information of the Commission, but is not deemed to be "filed" as part of this report).

     (21) The Company owns 100% of the outstanding              *
shares of Star Struck, Inc., a Connecticut corporation, which owns 80% of the outstanding shares of RCM Inc., a Florida Corporation.

     (27) Financial Data Schedule


___________________________

*  Incorporated by reference.