Form 10QSB
period 1998-03-31
SBM INDUSTRIES INC
filed 1998-05-13
CIK 771504

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1998
                              ------------------------------------


                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from___________to_____________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,929 shares at April 27, 1998.
       -----------------------------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                     INDEX
                                     -----

                                 MARCH 31, 1998
                                 --------------


PART I.    FINANCIAL INFORMATION                                    Page No.
                                                                    --------

           ITEM 1.

                Consolidated Balance Sheet
                March 31, 1998                                        1 & 2

                Consolidated Statements of Income-
                Three Months Ended March 31, 1998 and 1997                3

                Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 1998 and 1997                4

                Notes to Consolidated Financial Statements -
                March 31, 1998                                            5

           ITEM 2.

                Management's Discussion and Analysis of Financial
                Condition and Results of Operations -
                March 31, 1998                                            6


PART II.  OTHER INFORMATION                                               7

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                                 MARCH 31, 1998
                                 --------------

                                  A S S E T S
                                  -----------

CURRENT ASSETS:
---------------

  Cash                                                $  103,000
  Accounts Receivable, Less Allowance for Doubtful
     Accounts of $175,000                              1,054,000
  Inventories                                          3,157,000
  Prepaid Expenses and Other Current Assets              245,000
                                                      ----------


     TOTAL CURRENT ASSETS                              4,559,000
     --------------------                             ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

  Land, Building and Improvements                      1,235,000
  Machinery and Equipment                              1,037,000
                                                      ----------
                                                       2,272,000
  Less:  Accumulated Depreciation                        760,000
                                                      ----------

     PROPERTY, PLANT AND EQUIPMENT, NET                1,512,000
     ----------------------------------               ----------

INTANGIBLE ASSETS AND GOODWILL, NET                      791,000
-----------------------------------                   ----------

     TOTAL ASSETS                                     $6,862,000
     ------------                                     ==========

                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                                 MARCH 31, 1998
                                 --------------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------

CURRENT LIABILITIES:
-------------------

  Borrowings Under Lines of Credit                            $1,175,000
  Accounts Payable and Accrued Expenses                        1,340,000
  Current Portion of Notes Payable                               269,000
                                                              ----------


     TOTAL CURRENT LIABILITIES                                 2,784,000
     -------------------------                                ----------


OTHER LIABILITIES:
-----------------

  Notes Payable                                                  871,000
                                                              ----------


     TOTAL LIABILITIES                                         3,655,000
     -----------------                                        ----------


SHAREHOLDERS' INVESTMENT:
------------------------

  Preferred Shares, $1 Par Value - 500,000 Shares
     Authorized; Issued and Outstanding - 0 Shares                 -----
  Common Shares, $1 Par Value - 5,000,000 Shares
     Authorized; Issued and Outstanding -
     2,026,000 Shares                                          2,026,000
  Paid-in Surplus                                              4,344,000
  Accumulated Deficit                                         (3,163,000)
                                                              ----------


     TOTAL SHAREHOLDERS' INVESTMENT                            3,207,000
     ------------------------------                           ----------


     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT           $6,862,000
     ----------------------------------------------           ==========

                              SBM INDUSTRIES, INC.
                              --------------------
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               --------------------------------------------------

                                                1998          1997
                                                ----          ----

NET SALES                                 $3,098,000    $2,861,000
---------

Cost of Sales                              1,726,000     1,650,000
                                          ----------    ----------

     GROSS PROFIT ON SALES                 1,372,000     1,211,000
     ---------------------                ----------    ----------


OPERATING EXPENSES:
------------------
  Selling, General and Administrative      1,425,000     1,164,000
  Depreciation and Amortization               83,000        82,000
                                          ----------    ----------

     TOTAL OPERATING EXPENSES              1,508,000     1,246,000
     ------------------------             ----------    ----------


  OPERATING LOSS                            (136,000)      (35,000)
  --------------

OTHER INCOME (EXPENSES):
----------------------
  Interest Expense, Net                      (48,000)      (50,000)
                                          ----------    ----------

Loss Before Income Taxes                    (184,000)      (85,000)

Provision For Income Taxes                     -----         -----
                                          ----------    ----------

     NET LOSS                             $ (184,000)   $  (85,000)
     --------                             ----------    ----------

PER SHARE (Note 1)
---------

Basic and Diluted:

Net Loss per Common Share                 $     (.09)   $     (.04)
                                          ----------    ----------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                          2,026,000     2,027,000
                                           =========     =========

                              SBM INDUSTRIES, INC.
                              --------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
               ------------- ------------------------------------

                                                               1998        1997
                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                  $(184,000)  $ (85,000)
                                                          ----------  ----------

Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation and amortization                           83,000      82,000
     Changes in operating assets and liabilities:
          Accounts receivable                               401,000     998,000
          Inventories                                      (143,000)    (70,000)
          Prepaid expenses and other current assets         (32,000)    (22,000)
          Accounts payable and accrued expenses            (100,000)   (549,000)
          Deferred income                                     -----     (18,000)
                                                          ---------   ---------
           Total Adjustments                                209,000     421,000
                                                          ---------   ---------


NET CASH PROVIDED BY OPERATING ACTIVITIES                    25,000     336,000
                                                          ---------   ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of Fixed Assets                                  (13,000)    (18,000)
                                                          ---------    --------

NET CASH USED IN  INVESTING ACTIVITIES                      (13,000)    (18,000)
                                                          ---------    --------


CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from (Payment on) Revolving Line of Credit        50,000    (200,000)
  Payment on Notes Payable                                  (50,000)    (56,000)
                                                          ---------    ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           -----    (256,000)
                                                          ---------    ---------


NET INCREASE IN CASH                                         12,000      62,000

CASH AT BEGINNING OF PERIOD                                  91,000     129,000
                                                          ---------    ---------

CASH AT END OF PERIOD                                      $103,000    $191,000
                                                          ---------    ---------


                              SBM INDUSTRIES, INC.
                              --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1998
                                 --------------


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

Net income per share is computed based on the weighted average number of shares outstanding during each period. The average number of shares used in the computation of earnings per share was 2,026,000 for 1998 and 2,027,000 for 1997.

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

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                   -----------------------------------------



                       THREE MONTHS ENDED MARCH 31, 1998
                       ---------------------------------
                                  COMPARED TO
                                  ------------
                       THREE MONTHS ENDED MARCH 31, 1997
                       ---------------------------------


SALES. Sales from continuing operations increased $237,000, or 8.3%, to $3,098,000 in the first three months of 1998. Star Struck's sales for the period were $2,972,000, up $437,000, or 17%, from $2,535,000 for the first three months of 1997. RC Manufacturing, Inc.'s sales of $126,000 showed a decrease of $200,000, or 61%, from sales for the first three months of 1997 of $326,000.

GROSS PROFIT. Gross profit increased by $161,000 to $1,372,000 in the first three months of 1998. Gross margin increased to 44.3% in the first three months of 1998 compared to 42.3% for the same period in 1997. For the first three months of 1998, Star Struck had a gross margin of 46%, while RC Manufacturing showed a gross margin of 3%. These figures represent an increase in gross margin for Star Struck and a substantial decrease in gross margin for RC Manufacturing, Inc., compared to the same period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $261,000 to $1,425,000 in the first three months of 1998. As a percentage of sales, selling, general and administrative expenses increased to 46% in the first three months of 1998 compared to 40.7% for the same period in 1997. For the first three months of 1997, Star Struck's selling, general and administrative expenses represented 43.1% of total sales, while RC Manufacturing, Inc.'s and SBM's expenses were 2.6% and .3% of total sales, respectively, for the first three months of 1998.

OPERATING PROFIT. Operating profit decreased $101,000 to show a loss of $136,000 for the first three months of 1998.

NET INCOME. Net income for the first three months of 1998 decreased $99,000 to show a loss of $184,000.

LIQUIDITY AND CAPITAL RESOURCES. The Company has $1,225,000 available in line of credit agreements with two of its banks. These agreements for $1,000,000 and $225,000 extend through May 1998 and January 1999, respectively. At March 31, 1998, the Company had $1,175,000 outstanding under these lines of credit.


The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $269,000 in long-term debt which will mature in the next twelve months.


At March 31, 1998 net working capital was $1,775,000.


YEAR 2000 COMPLIANCE. The Company has addressed and evaluated the overall year 2000 issue. Necessary changes to the Company's computer systems have been identified and are being implemented. Date sensitive computer programs that do not properly recognize the year 2000 could generate incorrect data or cause a system to fail, resulting in business interruption. Costs incurred, which were immaterial relative to the year 2000 issue, have been expensed.

The year 2000 issue is expected to affect the systems of suppliers and vendors with which the Company interacts. There can be no assurance that any potential year 2000 noncompliance within the systems of these other companies will not have a material adverse effect on the Company.

                          PART II - OTHER INFORMATION
                          ---------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                 MARCH 31, 1998
                                 --------------


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

     Item 3.  Defaults upon Senior Securities
                      Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders
                      Not applicable

     Item 5.  Other Information
                      Not applicable

     Item 6.  Exhibits and Reports on Form 8-K
                      (a) Exhibit 27-Financial Data Schedule

                      (b) Reports on Form 8-K
                         No reports on Form 8-K were filed during the quarter ended March 31, 1998



                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SBM INDUSTRIES, INC.


     Date: May 5, 1998     By: /s/ Peter Nisselson
                              -------------------------------
                                   Peter Nisselson, President


     Date: May 5, 1998     By: /s/ Kenneth Karlan
                              -----------------------------------
                                   Kenneth Karlan, Vice-President