Form 10QSB
period 1998-06-30
SBM INDUSTRIES INC
filed 1998-08-12
CIK 771504

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                   June 30, 1998
                              -----------------------------------------------

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the Transition period from                    to
                              --------------------  -------------------------


Commission File Number                       1-8912
                      -------------------------------------------------------


                             SBM INDUSTRIES, INC.
-----------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



        Delaware                                            36-1805030
-----------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


      1865 Palmer Avenue
      Larchmont, NY                                           10538
-----------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Issuer's telephone number                    (914) 833-0649
                         ----------------------------------------------------


                                     SAME
 -----------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report.



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
    -      --

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,929 shares at July 24, 1998.
       ----------------------------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                     INDEX
                                     -----

                                 JUNE 30, 1998
                                 -------------


PART I.    FINANCIAL INFORMATION                                 Page No.
                                                                 --------

           ITEM 1.

           Consolidated Balance Sheet-
           June 30, 1998                                          1 & 2

           Consolidated Statements of Income-
           Six Months Ended June 30, 1998 and 1997                  3

           Consolidated Statements of Income -
           Three Months Ended June 30, 1998 and 1997                4

           Consolidated Statements of Cash Flows -
           Six Months Ended June 30, 1998 and 1997                  5

           Notes to Consolidated Financial Statements -
           June 30, 1998                                            6

           ITEM 2.

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations -
           June 30, 1998                                          7 & 8


PART II.  OTHER INFORMATION                                       9 & 10

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                                 JUNE 30, 1998
                                 -------------

                                  A S S E T S
                                  -----------





CURRENT ASSETS:
---------------

 Cash                                                           $   68,000
 Accounts Receivable, Less Allowance for Doubtful
  Accounts of $175,000                                           1,050,000
 Inventories                                                     3,392,000
 Prepaid Expenses and Other Current Assets                         263,000
                                                                ----------

  TOTAL CURRENT ASSETS                                           4,773,000
  --------------------                                          ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

 Land, Building and Improvements                                 1,235,000
 Machinery and Equipment                                         1,068,000
                                                                ----------
                                                                 2,303,000
 Less:  Accumulated Depreciation                                   808,000
                                                                ----------

  PROPERTY, PLANT AND EQUIPMENT, NET                             1,495,000
  ----------------------------------                            ----------


INTANGIBLE ASSETS AND GOODWILL, NET                                754,000
-----------------------------------                             ----------


  TOTAL ASSETS                                                  $7,022,000
  ------------                                                  ==========

                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                                 JUNE 30, 1998
                                 -------------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------



CURRENT LIABILITIES:
--------------------

 Borrowings Under Lines of Credit                               $1,225,000
 Accounts Payable and Accrued Expenses                           1,613,000
 Deferred Income                                                    18,000
 Current Portion of Notes Payable                                  291,000
                                                                ----------

  TOTAL CURRENT LIABILITIES                                      3,147,000
  -------------------------                                     ----------


OTHER LIABILITIES:
-----------------

 Notes Payable                                                     795,000
                                                               -----------


  TOTAL LIABILITIES                                              3,942,000
  -----------------                                            -----------


SHAREHOLDERS' INVESTMENT:
------------------------

 Preferred Shares, $1 Par Value - 500,000 Shares
  Authorized; Issued and Outstanding - 0 Shares                      -----
 Common Shares, $1 Par Value - 5,000,000 Shares
  Authorized; Issued and Outstanding -
  2,026,000 Shares                                               2,026,000
 Paid-in Surplus                                                 4,344,000
 Accumulated Deficit                                            (3,290,000)
                                                               -----------


  TOTAL SHAREHOLDERS' INVESTMENT                                 3,080,000
  ------------------------------                               -----------


  TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                $7,022,000
  ----------------------------------------------               ===========

                              SBM INDUSTRIES, INC.
                              --------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
               -------------------------------------------------

                                                  1998              1997
                                                  ----              ----

NET SALES                                       $6,112,000       $6,251,000
---------

Cost of Sales                                    3,399,000        3,870,000
                                                ----------       ----------

  GROSS PROFIT ON SALES                          2,713,000        2,381,000
  ---------------------                         ----------       ----------


OPERATING EXPENSES:
-------------------
 Selling, General and Administrative             2,757,000        2,409,000
 Depreciation and Amortization                     168,000          166,000
                                                ----------       ----------

  TOTAL OPERATING EXPENSES                       2,925,000        2,575,000
  ------------------------                      ----------       ----------


 OPERATING LOSS                                   (212,000)        (194,000)
 --------------

OTHER INCOME (EXPENSES):
------------------------
 Interest Expense, Net                            (100,000)        (102,000)
                                                ----------       ----------

Loss Before Income Taxes                          (312,000)        (296,000)

Provision For Income Taxes                           -----            -----
                                                ----------       ----------

  NET LOSS                                      $ (312,000)      $ (296,000)
  --------                                      ----------       ----------

PER SHARE (Note 1)
---------

Basic and Diluted:

Net Loss per Common Share                       $     (.15)      $     (.14)
                                                ----------       ----------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                                2,026,000        2,027,000
                                                 =========        =========

                              SBM INDUSTRIES, INC.
                              --------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

               FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
               -------------------------------------------------

                                              1998            1997
                                              ----            ----


NET SALES                                   $3,014,000     $3,390,000
---------

Cost of Sales                                1,673,000      2,220,000
                                            ----------     ----------

  GROSS PROFIT ON SALES                      1,341,000      1,170,000
  ---------------------                     ----------     ----------


OPERATING EXPENSES:
-------------------
 Selling, General and Administrative         1,332,000      1,245,000
 Depreciation and Amortization                  85,000         84,000
                                            ----------     ----------

  TOTAL OPERATING EXPENSES                   1,417,000      1,329,000
  ------------------------                  ----------     ----------


 OPERATING LOSS                                (76,000)      (159,000)
 --------------

OTHER INCOME (EXPENSES):
------------------------
 Interest Expense, Net                         (52,000)       (52,000)
                                            ----------     ----------

Loss Before Income Taxes                      (128,000)      (211,000)

Provision For Income Taxes                       -----          -----
                                            ----------     ----------

  NET LOSS                                  $ (128,000)    $ (211,000)
  --------                                  ----------     ----------

PER SHARE (Note 1)
---------

Basic and Diluted:

Net Loss per Common Share                   $     (.06)    $     (.10)
                                            ----------     ----------


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                            2,026,000      2,027,000
                                             =========      =========

                              SBM INDUSTRIES, INC.
                              --------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                -----------------------------------------------

                                                      1998         1997
                                                  ------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                            $(312,000)   $(296,000)
                                                    ---------    ---------

Adjustments to reconcile net loss to cash
 used in operating activities:
  Depreciation and amortization                       168,000      166,000
  Changes in operating assets and liabilities:
     Accounts receivable                              405,000      901,000
     Inventories                                     (378,000)     362,000
     Prepaid expenses and other current assets        (50,000)      (1,000)
     Accounts payable and accrued expenses            173,000     (820,000)
     Deferred income                                   18,000      (18,000)
                                                    ---------    ---------
       Total Adjustments                              336,000      590,000
                                                    ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES              24,000      294,000
                                                    ---------    ---------


CASH FLOWS FROM INVESTING ACTIVITIES:

 Purchase of Fixed Assets                             (43,000)     (46,000)
                                                    ---------    ---------

NET CASH USED IN  INVESTING ACTIVITIES                (43,000)     (46,000)
                                                    ---------    ---------



CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from (Payment on) Revolving
  Line of Credit                                      100,000     (200,000)
 Redemption of Common Stock                             -----       (3,000)
 Payment on Notes Payable                            (104,000)    (108,000)
                                                    ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES                  (4,000)    (311,000)
                                                    ---------    ---------

NET DECREASE IN CASH                                  (23,000)     (63,000)

CASH AT BEGINNING OF PERIOD                            91,000      129,000
                                                    ---------    ---------

CASH AT END OF PERIOD                               $  68,000    $  66,000
                                                    ---------    ---------

                              SBM INDUSTRIES, INC.
                              --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 JUNE 30, 1998
                                 -------------


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

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                     --------------------------------------




                         SIX MONTHS ENDED JUNE 30, 1998
                         ------------------------------
                                  COMPARED TO
                                  ------------
                         SIX MONTHS ENDED JUNE 30, 1997
                         ------------------------------


SALES. Sales from continuing operations decreased $139,000, or 2.2%, to $6,112,000 in the first six months of 1998. Star Struck's sales for the period were $5,826,000, down $337,000, or 6%, from $5,623,000 for the first six months of 1997. RC Manufacturing, Inc.'s sales of $286,000 showed a decrease of $342,000, or 54%, from sales for the first six months of 1997 of $628,000.

GROSS PROFIT. Gross profit increased by $332,000 to $2,713,000 in the first six months of 1998. Gross margin increased to 44.4% in the first six months of 1998 compared to 38.1% for the same period in 1997. For the first six months of 1998, Star Struck had a gross margin of 46.4%, while RC Manufacturing showed a gross margin of 2.6%. These figures represent an increase in gross margin for Star Struck and a decrease in gross margin for RC Manufacturing, Inc., compared to the same period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $348,000 to $2,757,000 in the first six months of 1998. As a percentage of sales, selling, general and administrative expenses increased to 45.1% in the first six months of 1998 compared to 38.5% for the same period in 1997. For the first six months of 1998, Star Struck's selling, general and administrative expenses represented 42.2% of total sales, while RC Manufacturing, Inc.'s and SBM's expenses were 2.6% and .3% of total sales, respectively, for the first six months of 1998.

OPERATING PROFIT. Operating profit decreased $18,000 to show a loss of $212,000 for the first six months of 1998.

NET INCOME. Net income for the first six months of 1998 decreased $16,000 to show a loss of $312,000.

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                    FOR THE THREE MONTHS ENDED JUNE 30, 1998
                    ----------------------------------------




                        THREE MONTHS ENDED JUNE 30, 1998
                        --------------------------------
                                  COMPARED TO
                                  ------------
                        THREE MONTHS ENDED JUNE 30, 1997
                        --------------------------------


SALES. Sales from continuing operations decreased $376,000, or 11.1%, to $3,014,000 in the second quarter of 1998. Star Struck's sales for the period were $2,854,000, down $234,000, or 8%, from $3,088,000 for the second quarter of 1997. RC Manufacturing, Inc.'s sales of $160,000 showed a decrease of $142,000, or 47%, from sales for the second quarter of 1997 of $302,000.

GROSS PROFIT. Gross profit increased by $171,000 to $1,341,000 in the second quarter of 1998. Gross margin increased to 44.5% in the second quarter of 1998 compared to 34.5% for the same period in 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $87,000 to $1,332,000 in the second quarter of 1998. As a percentage of sales, selling, general and administrative expenses increased to 44.2% in the second quarter of 1998 compared to 36.7% for the same period in 1997. For the second quarter of 1998, Star Struck's selling, general and administrative expenses represented 41.3% of total sales, while RC Manufacturing's and SBM's expenses were 2.6% and .3% of total sales, respectively, for the second quarter of 1998.

OPERATING PROFIT. Operating profit increased $83,000 to show a loss of $76,000 for the second quarter of 1998.

NET INCOME. Net income for the second quarter of 1998 increased $83,000 to show a loss of $128,000.

LIQUIDITY AND CAPITAL RESOURCES. The Company has $1,225,000 available in line of credit agreements with two of its banks. These agreements for $1,000,000 and $225,000 extend through February 1999 and January 1999, respectively. At June 30, 1998, the Company had $1,225,000 outstanding under these lines of credit.

The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $291,000 in long-term debt which will mature in the next twelve months.


At June 30, 1998 net working capital was $1,626,000.

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

                                 JUNE 30, 1998
                                 -------------


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

 Item 3.  Defaults upon Senior Securities
                Not applicable

 Item 4.  Submission of Matters to a Vote of Security Holders
                See attached

 Item 5.  Other Information
                Not applicable

 Item 6.  Exhibits and Reports on Form 8-K
                (a) Exhibit 27-Financial Data Schedule

                (b) Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended June 30, 1998



                                  SIGNATURES
                                  ----------


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SBM INDUSTRIES, INC.


 Date: August 5, 1998        By: /s/ Peter Nisselson, President
                                 -------------------------------
                                 Peter Nisselson, President


 Date: August 5, 1998        By: /s/ Kenneth Karlan, Vice-President
                                 ----------------------------------
                                 Kenneth Karlan, Vice-President

                          PART II - OTHER INFORMATION
                          ---------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                                 JUNE 30, 1998
                                 -------------


 a)  Annual meeting held May 5, 1998

 b)  Directors elected at the Meeting:

     Peter M. Nisselson
     Lawrence J. Goldstein
     Kenneth Karlan
     Robert J. Morris
     Arthur Salzfass
     Keith Sessler
     Michael Sweedler

 c)  Other matters voted on:

     None