Form 10QSB
period 1998-09-30
SBM INDUSTRIES INC
filed 1998-11-06
CIK 771504

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended         September 30, 1998
                               -------------------------------------------------

                                       OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from__________to______________________________________

Commission File Number     1-8912
                      --------------------------------------------------------


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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes __ No __

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,929 shares at October 24, 1998.
       -------------------------------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                                     INDEX
                                     -----

                               SEPTEMBER 30, 1998
                               ------------------


PART I.    FINANCIAL INFORMATION                              Page No.
                                                              --------

           ITEM 1.

           Consolidated Balance Sheet-
           September 30, 1998                                    1 & 2

           Consolidated Statements of Income-
           Nine Months Ended September 30, 1998 and 1997             3

           Consolidated Statements of Income -
           Three Months Ended September 30, 1998 and 1997            4

           Consolidated Statements of Cash Flows -
           Nine Months Ended September 30, 1998 and 1997             5

           Notes to Consolidated Financial Statements -
           September 30, 1998                                        6

           ITEM 2.

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations -
           September 30, 1998                                    7 & 8

PART II.  OTHER INFORMATION                                          9

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                               SEPTEMBER 30, 1998
                               ------------------

                                  A S S E T S
                                  -----------



CURRENT ASSETS:
--------------


  Cash                                                $    -----
  Accounts Receivable, Less Allowance for Doubtful
     Accounts of $175,000                              1,418,000
  Inventories                                          3,351,000
  Prepaid Expenses and Other Current Assets              420,000
                                                      ----------

     TOTAL CURRENT ASSETS                              5,189,000
     --------------------                             ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------


  Land, Building and Improvements                      1,235,000
  Machinery and Equipment                              1,101,000
                                                       ---------
                                                       2,336,000
  Less:  Accumulated Depreciation                        854,000
                                                       ---------

     PROPERTY, PLANT AND EQUIPMENT, NET                1,482,000
     ----------------------------------               ----------


INTANGIBLE ASSETS AND GOODWILL, NET                      716,000
-----------------------------------                   ----------


     TOTAL ASSETS                                   $  7,387,000
     ------------                                     ==========

                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                               SEPTEMBER 30, 1998
                               ------------------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------


CURRENT LIABILITIES:
-------------------

  Borrowings Under Lines of Credit                                 $1,225,000
  Accounts Payable and Accrued Expenses                             2,102,000
  Deferred Income                                                      16,000
  Current Portion of Notes Payable                                    297,000
                                                                   ----------

     TOTAL CURRENT LIABILITIES                                      3,640,000
     -------------------------                                     ----------


OTHER LIABILITIES:
-----------------

  Notes Payable                                                       763,000
                                                                   ----------


     TOTAL LIABILITIES                                              4,403,000
     -----------------                                             ----------


SHAREHOLDERS' INVESTMENT:
------------------------

  Preferred Shares, $1 Par Value - 500,000 Shares
     Authorized; Issued and Outstanding - 0 Shares                      -----
  Common Shares, $1 Par Value - 5,000,000 Shares
     Authorized; Issued and Outstanding -
     2,026,000 Shares                                               2,026,000
  Paid-in Surplus                                                   4,344,000
  Accumulated Deficit                                              (3,386,000)
                                                                   ----------


     TOTAL SHAREHOLDERS' INVESTMENT                                 2,984,000
     ------------------------------                                ----------


     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT              $  7,387,000
     ----------------------------------------------                ==========

                              SBM INDUSTRIES, INC.
                              --------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             -----------------------------------------------------

                                             1998          1997
                                         ------------  -------------

NET SALES                                 $9,393,000    $10,145,000
---------

Cost of Sales                              5,293,000      6,255,000
                                          ----------    -----------

     GROSS PROFIT ON SALES                 4,100,000      3,890,000
     ---------------------                ----------    -----------


OPERATING EXPENSES:
------------------
  Selling, General and Administrative      4,103,000      3,754,000
  Depreciation and Amortization              252,000        250,000
                                          ----------    -----------

     TOTAL OPERATING EXPENSES              4,355,000      4,004,000
     ------------------------             ----------    -----------


  OPERATING LOSS                            (255,000)      (114,000)
  --------------

OTHER INCOME (EXPENSES):
-----------------------
  Interest Expense, Net                     (153,000)      (150,000)
                                          ----------    -----------

Loss Before Income Taxes                    (408,000)      (264,000)

Provision For Income Taxes                     -----          -----
                                          ----------    -----------

     NET LOSS                             $ (408,000)   $  (264,000)
     --------                             ----------    -----------

PER SHARE (Note 1)
---------

Basic and Diluted:

Net Loss per Common Share                      $(.20)         $(.13)
                                          ----------    -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                          2,026,000      2,027,000
                                          ==========    ===========

                              SBM INDUSTRIES, INC.
                              --------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             ------------------------------------------------------

                                                1998          1997
                                            ------------  ------------

NET SALES                                    $3,281,000    $3,894,000
---------

Cost of Sales                                 1,894,000     2,385,000
                                             ----------    ----------

     GROSS PROFIT ON SALES                    1,387,000     1,509,000
     ---------------------                   ----------    ----------


OPERATING EXPENSES:
------------------
  Selling, General and Administrative         1,346,000     1,345,000
  Depreciation and Amortization                  84,000        84,000
                                             ----------    ----------

     TOTAL OPERATING EXPENSES                 1,430,000     1,429,000
     ------------------------                ----------    ----------


  OPERATING PROFIT (LOSS)                       (43,000)       80,000
  ----------------------

OTHER INCOME (EXPENSES):
-----------------------
  Interest Expense, Net                         (53,000)      (48,000)
                                             ----------    ----------

Profit (Loss) Before Income Taxes               (96,000)       32,000

Provision For Income Taxes                        -----         -----
                                             ----------    ----------

     NET PROFIT (LOSS)                       $  (96,000)   $   32,000
     ----------------                        ----------    ----------

PER SHARE (Note 1)
---------

Basic and Diluted:

Net Profit (Loss) per Common Share                $(.05)         $.01
                                             ----------    ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                             2,026,000     2,027,000
                                             ==========    ==========

                              SBM INDUSTRIES, INC.
                              --------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
             -----------------------------------------------------

                                                            1998         1997
                                                         -----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                  $(408,000)   $(264,000)

Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation and amortization                          252,000      250,000
     Changes in operating assets and liabilities:
          Accounts receivable                                37,000      709,000
          Inventories                                      (337,000)     429,000
          Prepaid expenses and other current assets        (207,000)     (92,000)
          Accounts payable and accrued expenses             662,000     (656,000)
          Deferred income                                    16,000      (18,000)
                                                          ---------    ---------

           Total Adjustments                                423,000      622,000
                                                          ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    15,000      358,000
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of Fixed Assets                                  (76,000)     (59,000)
  Purchase of Stock Subscriptions                             -----     (100,000)
                                                          ---------    ---------

NET CASH USED IN  INVESTING ACTIVITIES                      (76,000)    (159,000)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from (Payment on) Revolving Line of Credit       100,000     (100,000)
  Redemption of Common Stock                                  -----       (4,000)
  Proceeds from Equipment Loan                               24,000        -----
  Payment on Notes Payable                                 (154,000)    (158,000)
                                                          ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES                       (30,000)    (262,000)
                                                          ---------    ---------

NET DECREASE IN CASH                                        (91,000)     (63,000)

CASH AT BEGINNING OF PERIOD                                  91,000      129,000
                                                          ---------    ---------

CASH AT END OF PERIOD                                     $   -----    $  66,000
                                                          ---------    ---------


                              SBM INDUSTRIES, INC.
                              --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1998
                               ------------------


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

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                  --------------------------------------------



                      NINE MONTHS ENDED SEPTEMBER 30, 1998
                      ------------------------------------
                                  COMPARED TO
                                  ------------
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                      ------------------------------------


SALES. Sales from continuing operations decreased $752,000, or 7.4%, to $9,393,000 in the first nine months of 1998. Star Struck's sales for the period were $8,860,000, down $279,000, or 3%, from $9,139,000 for the first nine months of 1997. RC Manufacturing, Inc.'s sales of $533,000 showed a decrease of $473,000, or 47%, from sales for the first nine months of 1997 of $1,006,000.

GROSS PROFIT. Gross profit increased by $210,000 to $4,100,000 in the first nine months of 1998. Gross margin increased to 43.6% in the first nine months of 1998 compared to 38.3% for the same period in 1997. For the first nine months of 1998, Star Struck had a gross margin of 45.6%, while RC Manufacturing showed a gross margin of 10.6%. These figures represent an increase in gross margin for Star Struck and a decrease in gross margin for RC Manufacturing, Inc., compared to the same period in 1997.

Star Struck's increase in gross margin is attributable to increased sales in the sports apparel line, which operates at a higher gross margin than the other product lines distributed by Star Struck, as well as volume discounts offered by some of Star Struck's vendors. RC's decrease in gross margin is attributable to its increase in the manufacturing of small leather goods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $349,000 to $4,103,000 in the first nine months of 1998. As a percentage of sales, selling, general and administrative expenses increased to 43.7% in the first nine months of 1998 compared to 37% for the same period in 1997. For the first nine months of 1998, Star Struck's selling, general and administrative expenses represented 41% of total sales, while RC Manufacturing, Inc.'s and SBM's expenses were 2.4% and .3% of total sales, respectively, for the first nine months of 1998.

OPERATING PROFIT. Operating profit decreased $141,000 to show a loss of $255,000 for the first nine months of 1998.

NET INCOME. Net income for the first nine months of 1998 decreased $144,000 to show a loss of $408,000.

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998
                 ---------------------------------------------



                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                     -------------------------------------
                                  COMPARED TO
                                  ------------
                     THREE MONTHS ENDED SEPTEMBER 30, 1997
                     -------------------------------------


SALES. Sales from continuing operations decreased $613,000, or 15.7%, to $3,281,000 in the third quarter of 1998. Star Struck's sales for the period were $3,034,000, down $482,000, or 13.7%, from $3,516,000 for the third quarter of 1997. RC Manufacturing, Inc.'s sales of $247,000 showed a decrease of $131,000, or 34.7%, from sales for the third quarter of 1997 of $378,000.

GROSS PROFIT. Gross profit decreased by $122,000 to $1,387,000 in the third quarter of 1998. Gross margin increased to 42.3% in the third quarter of 1998 compared to 38.8% for the same period in 1997. This increase is attributable to Star Struck's increased sales in its sports apparel line, as well as volume discounts offered by some of Star Struck's vendors.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased $1,000 to $1,346,000 in the third quarter of 1998. As a percentage of sales, selling, general and administrative expenses increased to 41% in the third quarter of 1998 compared to 34.5% for the same period in 1997. For the third quarter of 1998, Star Struck's selling, general and administrative expenses represented 38.9% of total sales, while RC Manufacturing's and SBM's expenses were 1.9% and .2% of total sales, respectively, for the third quarter of 1998.

OPERATING PROFIT. Operating profit decreased $123,000 to show a loss of $43,000 for the third quarter of 1998.

NET INCOME. Net income for the third quarter of 1998 decreased $128,000 to show a loss of $96,000.

LIQUIDITY AND CAPITAL RESOURCES. The Company has $1,225,000 available in line of credit agreements with two of its banks. These agreements for $1,000,000 and $225,000 extend through November 1998 and January 1999, respectively. At September 30, 1998, the Company had $1,225,000 outstanding under these lines of credit.

On October 29, 1998 the Company closed on a line of credit agreement with a new bank. This agreement for $2,000,000 extends through October 2001 and replaces the existing $1,000,000 line of credit agreement.


The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $297,000 in long-term debt which will mature in the next twelve months.


At September 30, 1998 net working capital was $1,549,000.

YEAR 2000 COMPLIANCE. The Company has addressed and evaluated the overall year 2000 issue. Necessary changes to the Company's comp uter systems have been identified and are being implemented. Date sensitive computer programs that do not properly recognize the year 2000 could generate incorrect data or cause a system to fail, resulting in business interruption. Costs incurred, which were immaterial relative to the year 2000 issue, have been expensed.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                               SEPTEMBER 30, 1998
                               ------------------


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

     Item 3.  Defaults upon Senior Securities
               Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders
               Not applicable

     Item 5.  Other Information
               Not applicable

     Item 6.  Exhibits and Reports on Form 8-K
               (a) Exhibit 27-Financial Data Schedule

               (b) Reports on Form 8-K
                   No reports on Form 8-K were filed during the quarter ended September 30, 1998



                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SBM INDUSTRIES, INC.


     Date: November 5, 1998  By: /s/Peter Nisselson
                                -------------------------------
                                Peter Nisselson, President


     Date: November 5, 1998  By: /s/Kenneth Karlan
                                -------------------------------
                                Kenneth Karlan, Vice-President