Form 10KSB
period 1998-12-31
SBM INDUSTRIES INC
filed 1999-03-31
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    -------

                                  FORM 10-KSB


     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
[X]  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended Dec. 31, 1998
                               -------------


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[ ]  SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File Number 1-8912
                                                ------


                             SBM INDUSTRIES, INC.
                 ---------------------------------------------
                 (Name of Small Business Issuer in it Charter)

                Delaware                            36-1805030
----------------------------------------    -------------------------
  (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)                 Identification No.)

1865 Palmer Avenue
Larchmont, New York                                  10538
----------------------------------------    --------------------------
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

     Check if disclosure of no delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were $13,070,000.

     Based on the closing sales price on March 18, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,690,000.

     The number of shares outstanding of the registrant's common stock was 2,025,929 at March 18, 1999.

     DOCUMENTS INCORPORATED BY REFERENCE: Part III -Definitive Proxy Statement relating to May 3, 1999 Annual Meeting of Shareholders. Parts I and II - Annual Report to Shareholders for the year ended December 31, 1998.

                                     PART I


Item I.   Description of Business
          -----------------------

General
-------

     SBM Industries, Inc. (the "Company") is a holding company whose operating subsidiary corporation is primarily engaged in the distribution of watch batteries and related products and sports apparel. The Company's principal executive offices have been located in Larchmont, New York since 1992.


Star Struck, Inc.
-----------------

     The Company's operating subsidiary is Star Struck, Inc., a Connecticut corporation ("SSI"), whose principal offices are in Bethel, Connecticut. SSI is a distributor throughout the United States of watch batteries. SSI also sells related products, such as alkaline, photo and hearing aid batteries, jewelry findings, tools, supplies and plastic bags and it manufactures and sells watch straps and leather accessories.

     Since late 1995, SSI has also distributed a line of sports apparel. These products consist principally of caps and shirts bearing logos of various professional and college sports teams. These products are manufactured for SSI by various apparel manufacturers under license from the respective teams whose logos are being used. In 1998, sales of sports apparel products were approximately $1.6 million.

     SSI sells its watch batteries and related products through direct mail and telemarketing to jewelry stores, discount store chains and other retail vendors. SSI sells its sports apparel products directly to customers through direct mail and print media advertising, and, since early 1999, through its internet site, www.starstruck.com.

     SSI competes in competitive, but highly fragmented, industries.

     SSI's business does not depend on the availability of raw materials. SSI distributes watch batteries for Sony, Eveready, Maxell, Renata, Rayovac and Varta under the manufacturer's and SSI's private label. SSI sells its watch straps under the Sahara, Town & Country, "Downing" and "R. C. Manufacturing" tradenames. SSI sells its sports apparel under the "Star Struck" trade name.

     SSI has approximately 6,600 active customers for its watch batteries and related products. SSI's two largest customers account for 25% and 5%, respectively, of its sales.

     Governmental regulation is not a specific influence on the business of SSI, and generally compliance with environmental regulations have not been burdensome to SSI.

     SSI has approximately 60 full-time employees. SSI's 80% owned subsidiary, RC Manufacturing, Inc., which manufactures and sells leather accessories and watch straps, has approximately 24 full-time employees


Carlton Press, Inc.
-------------------

     Carlton Press Corp. ("Carlton"), which the Company acquired in December 1993, became the subject of a voluntary bankruptcy proceeding under Chapter 7 of the Bankruptcy Code on December 3, 1996. Carlton ceased operations on November 14, 1996. Prior to the bankruptcy, Carlton was a subsidy book publisher. The Company wrote off its entire investment in Carlton in 1996.


Investments
-----------

     The Company generally holds its liquid assets in government securities. Government securities include only such securities as defined in the Investment Company Act of 1940, as amended.


General
-------

     The Company does not hold any patents, trademarks, licenses, franchises or concessions in connection with its business, except as described above.

     The Company expended no money on research and development in 1997 or 1998.

Item 2.   Properties.
          ----------

          The Company leases offices in Larchmont, New York for use as its executive offices.

          SSI owns property located in the Francis J. Clarke Industrial Park at 8 Francis J. Clarke Circle in Bethel, Connecticut. The property consists of
2.344 acres of land and a warehouse/office building. The building comprises approximately 20,500 square feet. Approximately sixty percent of the building is used as a warehouse and remaining forty percent is used as offices by SSI. The warehouse space contains a loading dock. The property is encumbered by two mortgages. SSI also leases a warehouse facility, comprising approximately 7,000 square feet, in the Francis J. Clarke Industrial Park.

          SSI's subsidiary, RC Manufacturing, Inc., leases a manufacturing and office facility in St. Petersburg, Florida, comprising approximately 5,000 square feet.

          In the opinion of management, the properties are adequately covered by insurance.


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


Item 4.   Submission of Matters to a Vote of Security
          Holders.
          -------------------------------------------

          None.

                         PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters.
          ------------------------------------

          The principal United States market in which the Company's common stock is traded is the American Stock Exchange. See page 14 of the Company's 1998 Annual Report to Shareholders, in the section entitled "Market and Dividend Information", for information concerning the high and low sales prices for the Company's common stock for each quarter of 1997 and 1998. That section is incorporated herein by reference. As of March 18, 1999, the Company had approximately 550 shareholders of common stock. No dividends were paid by the Company during the 1997 and 1998 fiscal years.

Item 6.   Management's Discussion and Analysis or
          Plan of Operation.
          ---------------------------------------

          See pages 12 through 13 of the Company's 1998 Annual Report to Shareholders. Those pages are incorporated herein by reference.

Item 7.   Financial Statements and Supplementary Data.
          -------------------------------------------

          See pages 2 through 10 of the Company's 1998 Annual Report to Shareholders. Those pages are incorporated herein by reference.

Item 8.   Changes in and Disagreements on Accounting
          and Financial Disclosure.
          ------------------------------------------

          None.


                                    PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
          -------------------------------------------------

          See the sections entitled "Nominees for Election as Directors" and "Executive Officers and Executive Compensation" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1999 for information concerning directors, executive officers, promoters and control persons of the Company. Those sections are incorporated herein by reference.

Item 10.  Executive Compensation.
          ----------------------

          See the section entitled "Executive Officers and Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1999 for information concerning executive compensation. That section is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management.
          -----------------------------------------------

          See the sections entitled "Executive Officers and Executive Compensation --Stock Options," "Security Ownership of Management" and "Other Principal Holders of Voting Securities" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1999. Those sections are incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          See the section entitled "Nominees for Election as Directors -- Additional Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 3, 1999. That section is incorporated herein by reference .

Item 13.  Exhibits, Lists and Reports on Form 8-K.
          ---------------------------------------

     (a)  Financial Statements.
          --------------------

          (1) A copy of the Company's Annual Report to Shareholders for the year ended December 31, 1998 has been furnished as an exhibit to this Annual Report
on Form    10-KSB.  Pages 2 through 11 of such Annual Report to Shareholders contain the Consolidated Balance Sheet as of December 31, 1998, and the Consolidated Statements of Income, Shareholders' Investment and Cash Flows and Notes to Consolidated Financial Statements for each of the two years ended December 31, 1998 and 1997, and the Auditors' Report covering the aforementioned financial statements. These Financial Statements and the Auditors' Report thereon are incorporated herein by reference.

          Exhibits
          --------

          *(3) The Articles of Incorporation and Bylaws of the Company, as amended, filed as Exhibit to a report on Form 8, Amendment No. 1 to the Company's Form 10-K for the fiscal year ended December 31, 1988 and filed May 26, 1989, are incorporated herein by reference, and Amendment to the Articles of Incorporation of the Company, changing the name of the Company, filed as an exhibit to the Company's report on 8-K dated September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

     *(4) Certificate of Rights, Designations and Preferences relating to the 1992 Series A Preferred Stock, filed as Exhibit (4) to the Company's report on Form 8-K dated September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

     (10) Material Contracts.

          *(a) Mortgage, Assignment of Lease and Security Agreement, dated July
               6, 1995, between Star Struck, Inc., as mortgagor, and First Union National Bank (formerly First Fidelity Bank), as mortgagee, in the original amount of $800,000, secured by property known as 8 Francis J. Clarke Circle, Bethel, Connecticut, filed as Exhibit 10(e) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with Amendment No. 1 thereto on April 3, 1996, is incorporated herein by reference.

         *(b) Consulting Agreement, dated December 6. 1993, between SBM Acquisition Corp. and Carlton Press, Inc., filed as Exhibit 10(i) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

         *(c) Non-Compete Agreement, dated December 6, 1993, among Michael Sheldon, SBM Press Acquisition Corp. and SBM Industries, Inc., filed as Exhibit 10(j) to the Company's report on Form 10-KSB for the year ended December 31, 1993, filed March 31, 1994.

         (d) Loan Agreement, dated as of October 29, 1998, between Star Struck, Inc. and People's Bank.

         (e) Open-End Mortgage Deed, Assignment of Rents and Financing Statement, dated as of October 29, 1998 from Star Struck,

               Inc., as mortgagor, to People's Bank, as mortgagee.

         (f) Security Agreement, dated as of October 29, 1998 between Star Struck, Inc. and People's Bank.

         (g) Guaranty Agreement, dated as of October 29, 1998 from SBM Industries, Inc. to People's Bank.

     *(11) Statement re: Computation of Per Share Earnings. See page 2 of the Company's 1998 Annual Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

      (13) 1998 SBM Industries, Inc. Annual Report to Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).

     *(21)     The Company owns 100% of the outstanding shares of Star Struck,
Inc., a Connecticut corporation, which owns 80% of the outstanding shares of RC Manufacturing, Inc., a Florida corporation.



___________________________

*Incorporated by reference.

(b)       Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    SBM INDUSTRIES INC.


                    By:   s/Peter Nisselson
                       -----------------------------
                       Peter Nisselson, President,
                       Secretary and Chief Executive
                       Officer, March 30, 1999


                    By:   s/Lawrence J. Goldstein
                       -----------------------------
                       Lawrence J. Goldstein,
                       Vice President and Treasurer
                       March 30, 1999


Dated:  March 30, 1999

     In accordance with the Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


s/Peter Nisselson

_____________________________________
Peter Nisselson, March 30, 1999
(Director)

s/Lawrence J. Goldstein

_____________________________________
Lawrence J. Goldstein, March 30, 1999
(Director)
s/Robert Morris

_____________________________________
Robert Morris, March 30, 1999
(Director)

s/Arthur Salzfass

_____________________________________
Arthur Salzfass, March 30, 1999
(Director)

s/Kenneth Karlan

_____________________________________
Kenneth Karlan, March 30, 1999
(Director)


s/Keith Sessler

_____________________________________
Keith Sessler, March 30, 1999
(Director)

s/Michael Sweedler

_____________________________________
Michael Sweedler, March 30, 1999
(Director)