Form 10QSB
period 1999-03-31
SBM INDUSTRIES INC
filed 1999-05-14
CIK 771504

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 1999
                                ------------------------------------------------

                                      OR

[ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                    to
                                ----------------     ---------------------------

                              SBM INDUSTRIES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                                          36-1805030
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


1865 Palmer Avenue
Larchmont, NY                                               10538
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number                    (914) 833-0649
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
Yes     No
    ---   ---

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at May 5, 1999.
       -------------------------------------------------

                             SBM INDUSTRIES, INC.
                             --------------------

                                     INDEX
                                     -----

                                MARCH 31, 1999
                                --------------


PART I.    FINANCIAL INFORMATION                                       Page No.
                                                                       --------

           ITEM 1.

                  Consolidated Balance Sheet-
                  March 31, 1999                                        1 & 2

                  Consolidated Statements of Income -
                  Three Months Ended March 31, 1999 and 1998                3

                  Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 1999 and 1998                4

                  Notes to Consolidated Financial Statements -
                  March 31, 1999                                            5

           ITEM 2.

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations -
                  March 31, 1999                                            6


PART II.   OTHER INFORMATION                                                7

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                                 MARCH 31, 1999
                                 --------------

                                  A S S E T S
                                  -----------



CURRENT ASSETS:
--------------

  Cash                                               $       ---
  Accounts Receivable, Less Allowance for Doubtful
     Accounts of $108,000                              1,385,000
  Inventories                                          3,247,000
  Prepaid Expenses and Other Current Assets              607,000
                                                      ----------

     TOTAL CURRENT ASSETS                              5,239,000
     --------------------                             ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

  Land, Building and Improvements                      1,235,000
  Machinery and Equipment                              1,278,000
                                                      ----------
                                                       2,513,000
  Less:  Accumulated Depreciation                        961,000
                                                      ----------

     PROPERTY, PLANT AND EQUIPMENT, NET                1,552,000
     ----------------------------------               ----------


INTANGIBLE ASSETS AND GOODWILL, NET                      667,000
-----------------------------------                   ----------


     TOTAL ASSETS                                    $ 7,458,000
     ------------                                     ==========


                              SBM INDUSTRIES, INC.
                              --------------------

                     CONSOLIDATED BALANCE SHEET - UNAUDITED
                     --------------------------------------

                                 MARCH 31, 1999
                                 --------------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------


CURRENT LIABILITIES:
-------------------

  Accounts Payable and Accrued Expenses                     $ 1,843,000
  Deferred Income                                                15,000
  Current Portion of Notes Payable                              310,000
                                                             ----------

     TOTAL CURRENT LIABILITIES                                2,168,000
     -------------------------                               ----------


OTHER LIABILITIES:
-----------------

  Borrowings Under Lines of Credit                            1,607,000
  Notes Payable                                                 696,000
                                                             ----------


     TOTAL LIABILITIES                                        4,471,000
     -----------------                                       ----------


SHAREHOLDERS' INVESTMENT:
------------------------

  Preferred Shares, $1 Par Value - 500,000 Shares
     Authorized; Issued and Outstanding - 0 Shares                  ---
  Common Shares, $1 Par Value - 5,000,000 Shares
     Authorized; Issued and Outstanding -
     2,026,000 Shares                                         2,026,000
  Paid-in Surplus                                             4,344,000
  Accumulated Deficit                                        (3,383,000)
                                                             ----------


     TOTAL SHAREHOLDERS' INVESTMENT                           2,987,000
     ------------------------------                          ----------


     TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT         $ 7,458,000
     ----------------------------------------------          ==========


                              SBM INDUSTRIES, INC.
                              --------------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------

                                               1999         1998
                                            ----------   ----------

NET SALES                                   $2,863,000   $3,098,000
---------

Cost of Sales                                1,427,000    1,726,000
                                            ----------   ----------

     GROSS PROFIT ON SALES                   1,436,000    1,372,000
     ---------------------                  ----------   ----------


OPERATING EXPENSES:
------------------

  Selling, General and Administrative        1,332,000    1,425,000
  Depreciation and Amortization                 92,000       83,000
                                            ----------   ----------

     TOTAL OPERATING EXPENSES                1,424,000    1,508,000
     ------------------------               ----------   ----------

  OPERATING PROFIT (LOSS)                       12,000     (136,000)
  ----------------------


OTHER INCOME (EXPENSES):
----------------------
  Interest Expense, Net                        (56,000)     (48,000)
                                            ----------    ---------

Loss Before Income Taxes                       (44,000)    (184,000)

Provision For Income Taxes                         ---           --
                                            ----------    ---------

     NET LOSS                               $  (44,000)  $ (184,000)
     --------                               ----------    ---------

PER SHARE (Note 1)
---------

Basic and Diluted:

Net Loss per Common Share                   $     (.02)   $    (.09)
                                            ----------    ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                            2,026,000    2,026,000
                                            ==========   ==========

                              SBM INDUSTRIES, INC.
                              --------------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------


                                                             1999        1998
                                                             ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                  $ (44,000)   $(184,000)
                                                          ---------    ---------

Adjustments to reconcile net loss to cash
  used in operating activities:
     Depreciation and amortization                           92,000       83,000
     Changes in operating assets and liabilities:
          Accounts receivable                                93,000      401,000
          Inventories                                        14,000     (143,000)
          Prepaid expenses and other current assets        (327,000)     (32,000)
          Accounts payable and accrued expenses             288,000     (100,000)
          Other                                              (1,000)        ---
                                                          ---------    ---------

           Total Adjustments                                159,000      209,000
                                                          ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   115,000       25,000
                                                          ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of Fixed Assets                                  (19,000)     (13,000)
                                                          ---------    ---------

NET CASH USED IN  INVESTING ACTIVITIES                      (19,000)     (13,000)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from (Payment on) Revolving Line of Credit       (58,000)      50,000
  Payment on Notes Payable                                  (59,000)     (50,000)
                                                          ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES                      (117,000)         ---
                                                          ---------    ---------

NET INCREASE (DECREASE) IN CASH                             (21,000)      12,000

CASH AT BEGINNING OF PERIOD                                  21,000       91,000
                                                          ---------    ---------

CASH AT END OF PERIOD                                     $     ---    $ 103,000
                                                          ---------    ---------


                              SBM INDUSTRIES, INC.
                              --------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1999
                                 --------------


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

Net income per share is computed based on the weighted average number of shares outstanding during each period. The average number of shares used in the computation of earnings per share was 2,026,000 for 1998 and 1999.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.

(2) Business Segments
    ------------------

The Company's operations by business segment for the periods ended March 31, 1999 and 1998 were as follows:


                                  Battery
                               & Watch Strap   Sports Apparel    Distribution    Leather
1999                            Distribution     Distribution      Subtotal     Manufacturing      Total
-----------------------------------------------------------------------------------------------------------
Net Sales                       $2,326,000      $  335,000      $ 2,661,000     $   202,000     $ 2,863,000

Operating Profit/(Loss)         $  121,000      $ (105,000)     $    16,000     $    (4,000)    $    12,000

Identifiable Assets                                             $ 7,682,000     $  (224,000)    $ 7,548,000

Depreciation
& Amortization                                                  $    82,000     $    10,000     $    92,000

Capital Expenditures                                            $    19,000     $         0     $    19,000


                                   Battery
                               & Watch Strap   Sports Apparel    Distribution    Leather
1999                            Distribution     Distribution      Subtotal     Manufacturing      Total
-----------------------------------------------------------------------------------------------------------
Net Sales                       $ 2,550,000     $  422,000      $ 2,972,000     $   126,000     $ 3,098,000

Operating Profit/(Loss)         $  (43,000)     $   (5,000)     $   (48,000)    $   (88,000)    $  (136,000)

Identifiable Assets                                             $ 6,871,000     $    (9,000)    $ 6,862,000

Depreciation
& Amortization                                                  $    73,000     $    10,000     $    83,000

Capital Expenditures                                            $    11,000     $     2,000     $    13,000

                              SBM INDUSTRIES, INC.
                              --------------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
               --------------------------------------------------



                       THREE MONTHS ENDED MARCH 31, 1999
                       ---------------------------------
                                  COMPARED TO
                                  ------------
                       THREE MONTHS ENDED MARCH 31, 1998
                       ---------------------------------


Sales. Sales from continuing operations decreased $235,000, or 7.6%, to $2,863,000 in the first quarter of 1999. Star Struck's sales for the period were $2,661,000, down $311,000, or 10%, from $2,972,000 for the first quarter of 1998. RC Manufacturing, Inc.'s sales of $202,000 showed an increase of $76,000, or 60%, from sales for the first quarter of 1998 of $126,000.

Gross Profit. Gross profit increased by $64,000 to $1,436,000 in the first quarter of 1999. Gross margin increased to 50.2% in the first quarter of 1999 compared to 44.3% for the same period in 1998. For the first quarter of 1999, Star Struck had a gross margin of 51.5%, while RC Manufacturing showed a gross margin of 32.5%. These figures represent an increase in gross margin for both Star Struck and RC Manufacturing, Inc., compared to the same period in 1998.

Star Struck's increase in gross margin is attributable to increased sales in the sports apparel line, which operates at a higher gross margin than the other product lines distributed by Star Struck, as well as volume discounts offered by some of Star Struck's vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $93,000 to $1,332,000 in the first quarter of 1999. As a percentage of sales, selling, general and administrative expenses increased by .5% to 46.5% in the first quarter of 1999 compared to 46% for the same period in 1998. For the first quarter of 1999, Star Struck's selling, general and administrative expenses represented 44.2% of total sales, while RC Manufacturing, Inc.'s and SBM's expenses were 2.1% and .2% of total sales, respectively, for the first quarter of 1999.

Operating Profit. Operating profit increased $148,000 to show a profit of $12,000 for the first quarter of 1999.

Net Income. Net income for the first quarter of 1999 increased $140,000 to show a loss of $44,000.

Liquidity and Capital Resources. The Company has $2,225,000 available in line of credit agreements with two of its banks. These agreements for $2,000,000 and $225,000 extend through October 2001 and January 2000, respectively. At March 31, 1999, the Company had $1,607,000 outstanding under these lines of credit.

The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $310,000 in long-term debt which will mature in the next twelve months.

At March 31, 1999 net working capital was $3,071,000.

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

                                 MARCH 31, 1999
                                 --------------


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

     Item 3.  Defaults upon Senior Securities
               Not applicable

     Item 4.  Submission of Matters to a Vote of Security Holders
               Not applicable

     Item 5.  Other Information
               Not applicable

     Item 6.  Exhibits and Reports on Form 8-K
               (a) Exhibit 27-Financial Data Schedule

               (b) Reports on Form 8-K
                   No reports on Form 8-K were filed during the quarter ended March 31, 1999



                                   SIGNATURES
                                   ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SBM INDUSTRIES, INC.


     Date: May 6, 1999   By: /s/ Peter Nisselson
                            -------------------------------------------
                                 Peter Nisselson, President


     Date: May 6, 1999   By: /s/ Kenneth Karlan
                            ------------------------------------------
                                 Kenneth Karlan, Vice-President