Form 10QSB
period 1999-06-30
STAR STUCK LTD
filed 1999-08-13
CIK 771504

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended          June 30, 1999
                              --------------------------------------------------

                                      OR

[_]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to
                               ------------  -----------------------------------
Commission File Number          1-8912
                      ----------------------------------------------------------

                                 STAR STRUCK, LTD.
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

                             SBM INDUSTRIES, INC.
--------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at August 2, 1999.
      ----------------------------------------------------

                               STAR STRUCK, LTD.
                               -----------------

                                     INDEX
                                     -----

                                 JUNE 30, 1999
                                 -------------

PART I.   FINANCIAL INFORMATION                                       Page No.
          ITEM 1.

                  Consolidated Balance Sheet-
                  June 30, 1999                                       1 & 2


                  Consolidated Statements of Income -
                  Six Months Ended June 30, 1999 and 1998             3


                  Consolidated Statements of Income -
                  Three Months Ended June 30, 1999 and 1998           4


                  Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 1999 and 1998             5


                  Notes to Consolidated Financial Statements -
                  June 30, 1999                                       6


          ITEM 2.

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations -               7 & 8
                  June 30, 1999


PART II.  OTHER INFORMATION                                           9 & 10

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                               STAR STRUCK, LTD.
                               -----------------
                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------
                                 JUNE 30, 1999
                                 -------------
                                  A S S E T S
                                  -----------


CURRENT ASSETS:
--------------
    Cash                                                                                 $      -----
    Accounts Receivable, Less Allowance for Doubtful
         Accounts of $108,000                                                               1,593,000
    Inventories                                                                             3,639,000
    Prepaid Expenses and Other Current Assets                                                 425,000
                                                                                            ---------

         TOTAL CURRENT ASSETS                                                               5,657,000
         --------------------                                                               ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------
    Land, Building and Improvements                                                         1,235,000
    Machinery and Equipment                                                                 1,292,000
                                                                                            ---------
                                                                                            2,527,000
    Less:  Accumulated Depreciation                                                         1,014,000
                                                                                            ---------

         PROPERTY, PLANT AND EQUIPMENT, NET                                                 1,513,000
         ----------------------------------                                                 ---------

INTANGIBLE ASSETS AND GOODWILL, NET                                                           627,000
-----------------------------------                                                         ---------

         TOTAL ASSETS                                                                    $  7,797,000
         ------------                                                                       =========


                               STAR STRUCK, LTD.
                               -----------------
                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------
                                 JUNE 30, 1999
                                 -------------
                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------


CURRENT LIABILITIES:
-------------------
    Accounts Payable and Accrued Expenses                                             $  2,252,000
    Deferred Income                                                                         15,000
    Current Portion of Notes Payable                                                       298,000
                                                                                       -----------


         TOTAL CURRENT LIABILITIES                                                       2,565,000
         -------------------------                                                       ---------

OTHER LIABILITIES:
-----------------
    Borrowings Under Lines of Credit                                                     1,826,000
    Notes Payable                                                                          650,000
                                                                                         ---------

         TOTAL LIABILITIES                                                               5,041,000
         -----------------                                                               ---------

SHAREHOLDERS' INVESTMENT:
------------------------
    Preferred Shares, $1 Par Value - 500,000 Shares
         Authorized; Issued and Outstanding - 0 Shares                                       -----
    Common Shares, $1 Par Value - 5,000,000 Shares
         Authorized; Issued and Outstanding -
         2,026,000 Shares                                                                2,026,000
    Paid-in Surplus                                                                      4,344,000
    Accumulated Deficit                                                                 (3,614,000)
                                                                                         ---------

         TOTAL SHAREHOLDERS' INVESTMENT                                                  2,756,000
         ------------------------------                                                  ---------

         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                               $  7,797,000
         ----------------------------------------------                                  =========


                               STAR STRUCK, LTD.
                               -----------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                -----------------------------------------------

                                                      1999                1998
                                                      ----                ----
NET SALES                                     $  5,743,000        $  6,112,000
---------

Cost of Sales                                    2,813,000           3,399,000
                                                 ---------           ---------

         GROSS PROFIT ON SALES                   2,930,000           2,713,000
         ---------------------                   ---------           ---------

OPERATING EXPENSES:
------------------
    Selling, General and Administrative          2,904,000           2,757,000
    Depreciation and Amortization                  185,000             168,000
                                                 ---------           ---------

         TOTAL OPERATING EXPENSES                3,089,000           2,925,000
         ------------------------                ---------           ---------

    OPERATING LOSS                                (159,000)           (212,000)
    --------------

OTHER INCOME (EXPENSES):
----------------------
    Interest Expense, Net                         (117,000)           (100,000)
                                                 ---------           ---------
Loss Before Income Taxes                          (276,000)           (312,000)

Provision For Income Taxes                           -----               -----
                                                 ---------           ---------

       NET LOSS                               $   (276,000)         $ (312,000)
       --------                                  ---------           ---------

PER SHARE (Note 1)
---------

Basic and Diluted:

Net Loss per Common Share                     $       (.13)         $     (.15)
                                                 ---------           ---------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                                2,026,000           2,026,000
                                                 =========           =========

                               STAR STRUCK, LTD.
                               -----------------
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------
               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
               -------------------------------------------------

                                                                                   1999                       1998
                                                                                   ----                       ----
NET SALES                                                                  $  2,880,000               $  3,014,000
---------

Cost of Sales                                                                 1,386,000                  1,673,000
                                                                            -----------                -----------

         GROSS PROFIT ON SALES                                                1,494,000                  1,341,000
         ---------------------                                              -----------                -----------


OPERATING EXPENSES:
------------------
    Selling, General and Administrative                                       1,572,000                  1,332,000
    Depreciation and Amortization                                                93,000                     85,000
                                                                            -----------                -----------

         TOTAL OPERATING EXPENSES                                             1,665,000                  1,417,000
         ------------------------                                           -----------                -----------


    OPERATING LOSS                                                             (171,000)                   (76,000)
    --------------


OTHER INCOME (EXPENSES):
----------------------
    Interest Expense, Net                                                       (61,000)                   (52,000)
                                                                            -----------                -----------

Loss Before Income Taxes                                                       (232,000)                  (128,000)

Provision For Income Taxes                                                        -----                      -----
                                                                            -----------                -----------

         NET LOSS                                                          $   (232,000)              $   (128,000)
         --------                                                           -----------                -----------

PER SHARE (Note 1)

Basic and Diluted:

Net Loss per Common Share                                                  $       (.11)              $       (.06)
                                                                            -----------                -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES

Basic and Diluted                                                             2,026,000                  2,026,000
                                                                           ============                ===========


                                                         STAR STRUCK, LTD.
                                                         -----------------

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                         -------------------------------------------------

                                          FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                          -----------------------------------------------

                                                                                            1999                       1998
                                                                                            ----                       ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                            $   (276,000)              $   (312,000)
                                                                                    ------------               ------------

Adjustments to  reconcile  net loss to cash  (used  in)  provided  by  operating activities:
         Depreciation and amortization                                                   185,000                    168,000
         Changes in operating assets and liabilities:
                  Accounts receivable                                                   (115,000)                   405,000
                  Inventories                                                           (378,000)                  (378,000)
                  Prepaid expenses and other current assets                             (145,000)                   (50,000)
                  Accounts payable and accrued expenses                                  697,000                    173,000
                  Deferred income                                                          -----                     18,000
                                                                                    ------------               ------------

                     Total Adjustments                                                   244,000                    336,000
                                                                                    ------------               ------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                      (32,000)                    24,000
                                                                                    ------------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of Fixed Assets                                                             (33,000)                   (43,000)
                                                                                    ------------               ------------

NET CASH USED IN  INVESTING ACTIVITIES                                                   (33,000)                   (43,000)
                                                                                    ------------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Revolving Line of Credit                                               161,000                    100,000
    Payment on Notes Payable                                                            (117,000)                  (104,000)
                                                                                    ------------               ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       44,000                     (4,000)
                                                                                    ------------               ------------

NET DECREASE IN CASH                                                                     (21,000)                   (23,000)

CASH AT BEGINNING OF PERIOD                                                               21,000                     91,000
                                                                                    ------------               ------------

CASH AT END OF PERIOD                                                               $      -----               $     68,000
                                                                                    ------------               ------------

                               STAR STRUCK, LTD.
                               -----------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                 JUNE 30, 1999
                                 -------------

(1) Summary of Major Accounting Policies
    ------------------------------------

The consolidated financial statements heretofore presented have been prepared by Star Struck, Ltd., (formerly SBM Industries, Inc.) ("the Company" or "SSL"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Effective May 3, 1999, the Company changed its name from SBM Industries, Inc. to Star Struck, Ltd. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The interim figures presented are unaudited and are subject to any adjustments which may result from the year-end examination of the Company's financial statements. However, in the opinion of management, the information furnished reflects all adjustments necessary to fairly state the consolidated financial statements for the interim periods presented.

Net income (loss) per share is computed based on the weighted average number of shares outstanding during each period. The average number of shares used in the computation of earnings per share was 2,026,000 for 1999 and 1998.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.

(2) Business Segments
    -----------------

The Company's operations by business segment for the periods ended June 30, 1999 and 1998 were as follows:


                                       Battery
                                    & Watch Strap   Sports Apparel    Distribution         Leather
1999                                 Distribution    Distribution       Subtotal        Manufacturing        Total
----                                -------------   --------------    ------------      -------------     -----------
Net Sales                           $ 4,348,000      $  1,041,000      $ 5,389,000      $    354,000      $ 5,743,000

Operating Profit/(Loss)             $    49,000      $   (149,000)        (100,000)     $    (59,000)     $  (159,000)

Identifiable Assets                                                    $ 8,068,000      $   (271,000)     $ 7,797,000

Depreciation
& Amortization                                                         $   164,000      $     21,000      $   185,000

Capital Expenditures                                                   $    33,000      $          0      $    33,000

                                       Battery
                                    & Watch Strap    Sports Apparel    Distribution        Leather
1998                                 Distribution     Distribution       Subtotal       Manufacturing        Total
----                                -------------    --------------    ------------     -------------     -----------
Net Sales                           $  4,979,000      $    847,000     $  5,826,000     $    286,000      $ 6,112,000

Operating Loss                      $    (34,000)     $     (4,000)    $    (38,000)    $   (174,000)     $  (212,000)

Identifiable Assets                                                    $  7,064,000     $    (42,000)     $ 7,022,000

Depreciation
& Amortization                                                         $    147,000     $     21,000      $   168,000

Capital Expenditures                                                   $     41,000     $      2,000      $    43,000

                               STAR STRUCK, LTD.
                               -----------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                -----------------------------------------------


                        SIX MONTHS ENDED JUNE 30, 1999
                        ------------------------------
                                  COMPARED TO
                                  -----------
                        SIX MONTHS ENDED JUNE 30, 1998
                        ------------------------------

Sales. Sales from continuing operations decreased $369,000, or 6%, to $5,743,000 in the first six months of 1999. Star Struck, Inc.'s sales for the period were $5,389,000, down $437,000, or 7.5%, from $5,826,000 for the first six months of
1998. RC Manufacturing, Inc.'s sales of $354,000 showed an increase of $68,000, or 24%, from sales for the first six months of 1998 of $286,000.

Gross Profit. Gross profit increased by $217,000 to $2,930,000 in the first six months of 1999. Gross margin increased to 51% in the first six months of 1999 compared to 44.4% for the same period in 1998. For the first six months of 1999, Star Struck, Inc. had a gross margin of 52.5%, while RC Manufacturing showed a gross margin of 29.3%. These figures represent an increase in gross margin for both Star Struck, Inc. and RC Manufacturing, Inc., compared to the same period in 1998.

Star Struck's increase in gross margin is attributable to increased sales in the sports apparel line, which operates at a higher gross margin than the other product lines distributed by Star Struck, Inc., as well as volume discounts offered by some of Star Struck, Inc.'s vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $147,000 to $2,904,000 in the first six months of 1999. As a percentage of sales, selling, general and administrative expenses increased by 5.5% to 50.6% in the first six months of 1999 compared to 45.1% for the same period in 1998. For the first six months of 1999, Star Struck, Inc.'s selling, general and administrative expenses represented 47.9% of total sales, while RC Manufacturing, Inc.'s and SSL's expenses were 2.5% and .2% of total sales, respectively, for the first six months of 1999.

Operating Loss. Operating loss decreased $53,000 to show a loss of $159,000 for the first six months of 1999.

Net Loss. Net loss for the first six months of 1999 decreased $36,000 to show a loss of $276,000.

                               STAR STRUCK, LTD.
                               -----------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

               FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
               -------------------------------------------------

                       THREE MONTHS ENDED JUNE 30, 1999
                       --------------------------------
                                  COMPARED TO
                                  -----------
                       THREE MONTHS ENDED JUNE 30, 1998
                       --------------------------------

Sales. Sales from continuing operations decreased $134,000, or 4.5%, to $2,880,000 in the second quarter of 1999. Star Struck, Inc.'s sales for the period were $2,727,000, down $127,000, or 4.5%, from $2,854,000 for the second quarter of 1998. RC Manufacturing, Inc.'s sales of $153,000 showed a decrease of $7,000, or 4%, from sales for the second quarter of 1998 of $160,000.

Gross Profit. Gross profit increased by $153,000 to $1,494,000 in the second quarter of 1999. Gross margin increased to 52% in the second quarter of 1999 compared to 44.5% for the same period in 1998. For the second quarter of 1999, Star Struck, Inc. had a gross margin of 53.4%, while RC Manufacturing showed a gross margin of 25.2%. These figures represent an increase in gross margin for both Star Struck, Inc. and RC Manufacturing, Inc., compared to the same period in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $240,000 to $1,572,000 in the second quarter of 1999. As a percentage of sales, selling, general and administrative expenses increased by 10.4% to 54.6% in the second quarter of 1999 compared to 44.2% for the same period in 1998. For the second quarter of 1999, Star Struck, Inc.'s selling, general and administrative expenses represented 51.5% of total sales, while RC Manufacturing, Inc.'s and SSL's expenses were 2.9% and .2% of total sales, respectively, for the second quarter of 1999.

Operating Loss. Operating loss increased $95,000 to show a loss of $171,000 for the second quarter of 1999.

Net Loss. Net loss for the second quarter of 1999 increased $104,000 to show a loss of $232,000.

Liquidity and Capital Resources. The Company has $2,225,000 available in line of credit agreements with two of its banks. These agreements for $2,000,000 and $225,000 extend through October 2001 and January 2000, respectively. At June 30, 1999, the Company had $1,826,000 outstanding under these lines of credit.

The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $298,000 in long-term debt which will mature in the next twelve months.

At June 30, 1999 net working capital was $3,092,000.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

                               STAR STRUCK, LTD.
                               -----------------

                                 JUNE 30, 1999
                                 -------------

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

Item 3.  Defaults upon Senior Securities
                  Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                  See attached

Item 5.  Other Information
                  Not applicable

Item 6.  Exhibits and Reports on Form 8-K
                  (a) Exhibit 27-Financial Data Schedule

                  (b) Reports on Form 8-K
                      No reports on Form 8-K were filed during the quarter ended June 30, 1999


                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               STAR STRUCK, LTD.


Date: August 4, 1999               By: /s/ Kenneth Karlan
                                      ------------------------------------
                                           Kenneth Karlan, President


Date: August 4, 1999               By: /s/ Keith Sessler
                                      ------------------------------------
                                           Keith Sessler, Vice President

                          PART II - OTHER INFORMATION
                          ---------------------------

                               STAR STRUCK, LTD.
                               -----------------

                                 JUNE 30, 1999
                                 -------------

a)       Annual meeting held May 3, 1999

b)       Directors elected at the Meeting:

         Lawrence J. Goldstein
         Kenneth Karlan
         Robert J. Morris
         Peter M. Nisselson
         Arthur Salzfass
         Keith Sessler
         Michael Sweedler

c)       Other matters voted on and approved:

         Corporate name change from SBM Industries, Inc. to Star Struck, Ltd.

         Kenneth Karlan to serve as President of Star Struck, Ltd.

         Peter Nisselson to serve as Chairman of the Board of Star Struck, Ltd.