Form 10QSB
period 1999-09-30
STAR STUCK LTD
filed 1999-11-12
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    September 30, 1999
                               -------------------------------------------------

                                      OR

[_]             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to_____________________________________

Commission File Number    1-8912
                       ---------------------------------------------------------

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

________________________________________________________________________________
        Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No _
                                                              ---

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at November 2, 1999.
      ------------------------------------------------------

                               STAR STRUCK, LTD.
                               -----------------

                                     INDEX
                                     -----

                              SEPTEMBER 30, 1999
                              ------------------

PART I.        FINANCIAL INFORMATION                                          Page No.
                                                                              -------
               ITEM 1.
                      Consolidated Balance Sheet
                      September 30, 1999                                      1 & 2

                      Consolidated Statements of Income-
                      Nine Months Ended September 30, 1999 and 1998           3

                      Consolidated Statements of Income-
                      Three Months Ended September 30, 1999 and 1998          4

                      Consolidated Statements of Cash Flows-
                      Nine Months Ended September 30, 1999 and 1998           5

                      Notes to Consolidated Financial Statements-
                      September 30, 1999                                      6

               ITEM 2.

                      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations-
                      September 30, 1999                                      7 & 8

PART II.       OTHER INFORMATION                                              9

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                               STAR STRUCK, LTD.
                               -----------------
                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------
                              SEPTEMBER 30, 1999
                              ------------------
                                  A S S E T S
                                  -----------

CURRENT ASSETS:
---------------
    Cash                                                            $       -----
    Accounts Receivable, Less Allowance for Doubtful
         Accounts of $108,000                                           1,960,000
    Inventories                                                         3,242,000
    Prepaid Expenses and Other Current Assets                             264,000
                                                                       ----------


         TOTAL CURRENT ASSETS                                           5,466,000
         --------------------                                          ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
---------------------------------------

    Land, Building and Improvements                                     1,235,000
    Machinery and Equipment                                             1,298,000
                                                                       ----------
                                                                        2,533,000
    Less:  Accumulated Depreciation                                     1,067,000
                                                                       ----------

         PROPERTY, PLANT AND EQUIPMENT, NET                             1,466,000
         ----------------------------------                            ----------

INTANGIBLE ASSETS AND GOODWILL, NET                                       587,000
-----------------------------------                                    ----------

         TOTAL ASSETS                                               $   7,519,000
         ------------                                                  ==========

                               STAR STRUCK, LTD.
                               -----------------
                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------
                              SEPTEMBER 30, 1999
                              ------------------
                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------

CURRENT LIABILITIES:
-------------------
    Accounts Payable and Accrued Expenses                                     $  1,893,000
    Deferred Income                                                                 15,000
    Current Portion of Borrowings Under Lines of Credit                            225,000
    Current Portion of Notes Payable                                               256,000
                                                                               -----------


         TOTAL CURRENT LIABILITIES                                               2,389,000
         -------------------------                                             -----------

OTHER LIABILITIES:
-----------------

    Borrowings Under Lines of Credit                                             1,845,000
    Notes Payable                                                                  633,000
                                                                               -----------

         TOTAL LIABILITIES                                                       4,867,000
         -----------------                                                     -----------

SHAREHOLDERS' INVESTMENT:
------------------------

    Preferred Shares, $1 Par Value - 500,000 Shares
         Authorized; Issued and Outstanding - 0 Shares                               -----
    Common Shares, $1 Par Value - 5,000,000 Shares
         Authorized; Issued and Outstanding -
         2,026,000 Shares                                                        2,026,000
    Paid-in Surplus                                                              4,344,000
    Accumulated Deficit                                                         (3,718,000)
                                                                                ----------

         TOTAL SHAREHOLDERS' INVESTMENT                                          2,652,000
         ------------------------------                                         ----------

         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                       $  7,519,000
         ----------------------------------------------                         ==========

                               STAR STRUCK, LTD.
                               -----------------
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
              -----------------------------------------------------

                                                              1999                       1998
                                                              ----                       ----
NET SALES                                             $  8,904,000               $  9,393,000
---------

Cost of Sales                                            4,448,000                  5,293,000
                                                         ---------                  ---------

         GROSS PROFIT ON SALES                           4,456,000                  4,100,000
         ---------------------                           ---------                  ---------


OPERATING EXPENSES:
------------------
    Selling, General and Administrative                  4,368,000                  4,103,000
    Depreciation and Amortization                          278,000                    252,000
                                                        ----------                 ----------

         TOTAL OPERATING EXPENSES                        4,646,000                  4,355,000
         ------------------------                        ---------                  ---------


    OPERATING LOSS                                        (190,000)                  (255,000)
    --------------


OTHER INCOME (EXPENSES):
----------------------
    Interest Expense, Net                                 (190,000)                  (153,000)
                                                        ----------                 ----------

Loss Before Income Taxes                                  (380,000)                  (408,000)

Provision For Income Taxes                                   -----                      -----
                                                        ----------                 ----------

         NET LOSS                                     $   (380,000)              $   (408,000)
         --------                                       ----------                 ----------

PER SHARE (Note 1)
---------

Basic and Diluted:

Net Loss per Common Share                             $       (.18)              $       (.20)
                                                       -----------                -----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                                        2,026,000                  2,026,000
                                                       ===========                 ==========

                               STAR STRUCK, LTD.
                               -----------------
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
            ------------------------------------------------------

                                                         1999                       1998
                                                         ----                       ----
NET SALES                                        $  3,161,000               $  3,281,000
---------

Cost of Sales                                       1,635,000                  1,894,000
                                                    ---------                  ---------

         GROSS PROFIT ON SALES                      1,526,000                  1,387,000
         ---------------------                      ---------                  ---------

OPERATING EXPENSES:
------------------
    Selling, General and Administrative             1,464,000                  1,346,000
    Depreciation and Amortization                      93,000                     84,000
                                                    ---------                  ---------

         TOTAL OPERATING EXPENSES                   1,557,000                  1,430,000
         ------------------------                   ---------                  ---------

    OPERATING LOSS                                    (31,000)                   (43,000)
    --------------

OTHER INCOME (EXPENSES):
----------------------
    Interest Expense, Net                             (73,000)                   (53,000)
                                                    ---------                  ---------

Loss Before Income Taxes                             (104,000)                   (96,000)

Provision For Income Taxes                               ----                       ----
                                                    ---------                  ---------

         NET LOSS                                $   (104,000)              $    (96,000)
         --------                                   ---------                  ---------

PER SHARE (Note 1)
---------

Basic and Diluted:

Net Loss per Common Share                        $       (.05)              $       (.05)
                                                    ---------                  ---------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                                   2,026,000                  2,026,000
                                                    =========                  =========

                               STAR STRUCK, LTD.
                               -----------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             -----------------------------------------------------

                                                                           1999                       1998
                                                                           ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                            $  (380,000)               $  (408,000)
                                                                        -------                    -------

Adjustments to reconcile net loss to cash (used in)
     provided by operating activities:
         Depreciation and amortization                                  278,000                    252,000
         Changes in operating assets and liabilities:
                  Accounts receivable                                  (482,000)                    37,000
                  Inventories                                            19,000                   (337,000)
                  Prepaid expenses and other current assets              16,000                   (207,000)
                  Accounts payable and accrued expenses                 338,000                    662,000
                  Deferred income                                          ----                     16,000
                                                                        -------                    -------

                     Total Adjustments                                  169,000                    423,000
                                                                        -------                    -------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                    (211,000)                    15,000
                                                                        -------                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of Fixed Assets                                            (39,000)                   (76,000)
                                                                        -------                    -------

NET CASH USED IN  INVESTING ACTIVITIES                                  (39,000)                   (76,000)
                                                                        -------                    -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Revolving Line of Credit                              405,000                    100,000
    Proceeds from Equipment Loan                                           ----                     24,000
    Payment on Notes Payable                                           (176,000)                  (154,000)
                                                                        -------                    -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     229,000                    (30,000)
                                                                        -------                    -------

NET DECREASE IN CASH                                                    (21,000)                   (91,000)

CASH AT BEGINNING OF PERIOD                                              21,000                     91,000
                                                                        -------                    -------

CASH AT END OF PERIOD                                               $      ----                $      ----
                                                                        -------                    -------

                               STAR STRUCK, LTD.
                               -----------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1999
                              ------------------

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

(2)  Business Segments
     -----------------

The Company's operations by business segment for the periods ended September 30, 1999 and 1998 were as follows:

                                       Battery
                                     & Watch Strap     Sports Apparel   Distribution      Leather
1999                                 Distribution       Distribution      Subtotal     Manufacturing        Total
----                                 ------------       ------------      --------     -------------        -----
Net Sales                           $  6,907,000        $  1,475,000   $ 8,382,000     $     522,000     $ 8,904,000

Operating Profit/(Loss)             $    128,000        $   (218,000)  $   (90,000)    $    (100,000)    $  (190,000)

Identifiable Assets                                                    $ 7,873,000     $    (354,000)    $ 7,519,000

Depreciation
& Amortization                                                         $   246,000     $      32,000     $   278,000

Capital Expenditures                                                   $    39,000     $           0     $    39,000

                                       Battery
                                     & Watch Strap     Sports Apparel   Distribution      Leather
1998                                 Distribution       Distribution      Subtotal     Manufacturing        Total
----                                 ------------       ------------      --------     -------------        -----
Net Sales                           $ 7,729,000         $  1,131,000   $ 8,860,000     $     533,000     $ 9,393,000

Operating Loss                      $   (41,000)        $    (18,000)  $   (59,000)    $    (196,000)    $  (255,000)

Identifiable Assets                                                    $ 7,411,000     $     (24,000)    $ 7,387,000

Depreciation
& Amortization                                                         $   221,000     $      31,000     $   252,000

Capital Expenditures                                                   $    73,000     $       3,000     $    76,000

                               STAR STRUCK, LTD.
                               -----------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
             -----------------------------------------------------


                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                     ------------------------------------
                                 COMPARED TO
                                 -----------
                     NINE MONTHS ENDED SEPTEMBER 30, 1998
                     ------------------------------------

Sales. Sales from continuing operations decreased $489,000, or 5%, to $8,904,000 in the first nine months of 1999. Star Struck, Inc.'s sales for the period were $8,382,000, down $478,000, or 5.4%, from $8,860,000 for the first nine months of 1998. RC Manufacturing, Inc.'s sales of $522,000 showed a decrease of $11,000, or 2%, from sales for the first nine months of 1998 of $533,000.

Gross Profit. Gross profit increased by $356,000 to $4,456,000 in the first nine months of 1999. Gross margin increased to 50% in the first nine months of 1999 compared to 43.6% for the same period in 1998. For the first nine months of 1999, Star Struck, Inc. had a gross margin of 51.2%, while RC Manufacturing showed a gross margin of 31.2%. These figures represent an increase in gross margin for both Star Struck, Inc. and RC Manufacturing, Inc., compared to the same period in 1998.

Star Struck's increase in gross margin is attributable to increased sales in the sports apparel line, which operates at a higher gross margin than the other product lines distributed by Star Struck, Inc., as well as volume discounts offered by some of Star Struck, Inc.'s vendors.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $265,000 to $4,368,000 in the first nine months of 1999. As a percentage of sales, selling, general and administrative expenses increased by 5.3% to 49% in the first nine months of 1999 compared to 43.7% for the same period in 1998. For the first nine months of 1999, Star Struck, Inc.'s selling, general and administrative expenses represented 46.2% of total sales, while RC Manufacturing, Inc.'s and SSL's expenses were 2.6% and .2% of total sales, respectively, for the first nine months of 1999.

Operating Loss. Operating loss decreased $65,000 to show a loss of $190,000 for the first nine months of 1999.

Net Loss. Net loss for the first nine months of 1999 decreased $28,000 to show a loss of $380,000.

                               STAR STRUCK, LTD.
                               -----------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
            ------------------------------------------------------


                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                     -------------------------------------
                                 COMPARED TO
                                 -----------
                     THREE MONTHS ENDED SEPTEMBER 30, 1998
                     -------------------------------------

Sales. Sales from continuing operations decreased $120,000, or 3.7%, to $3,161,000 in the third quarter of 1999. Star Struck, Inc.'s sales for the period were $2,993,000, down $41,000, or 1.4%, from $3,034,000 for the third quarter of 1998. RC Manufacturing, Inc.'s sales of $168,000 showed a decrease of $79,000, or 32%, from sales for the third quarter of 1998 of $247,000.

Gross Profit. Gross profit increased by $139,000 to $1,526,000 in the third quarter of 1999. Gross margin increased to 48.3% in the third quarter of 1999 compared to 42.3% for the same period in 1998. For the third quarter of 1999, Star Struck, Inc. had a gross margin of 49%, while RC Manufacturing showed a gross margin of 35.2%. These figures represent an increase in gross margin for both Star Struck, Inc. and RC Manufacturing, Inc., compared to the same period in 1998.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $118,000 to $1,464,000 in the third quarter of 1999. As a percentage of sales, selling, general and administrative expenses increased by 5.3% to 46.3% in the third quarter of 1999 compared to 41% for the same period in 1998. For the third quarter of 1999, Star Struck, Inc.'s selling, general and administrative expenses represented 43.3% of total sales, while RC Manufacturing, Inc.'s and SSL's expenses were 2.9% and .1% of total sales, respectively, for the second quarter of 1999.

Operating Loss. Operating loss decreased $12,000 to show a loss of $31,000 for the third quarter of 1999.

Net Loss.   Net loss for the third quarter of 1999 increased $8,000 to show a loss of $104,000.

Liquidity and Capital Resources. The Company has $2,225,000 available in line of credit agreements with two of its banks. These agreements for $2,000,000 and $225,000 extend through October 2001 and January 2000, respectively. At September 30, 1999, the Company had $2,070,000 outstanding under these lines of credit.

The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $256,000 in long-term debt which will mature in the next twelve months.

At September 30, 1999 net working capital was $3,077,000.

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

                           PART II - OTHER INFORMATION
                           ---------------------------

                                STAR STRUCK, LTD.
                                ----------------

                               SEPTEMBER 30, 1999
                               ------------------

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

Item 3.   Defaults upon Senior Securities
                  Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
                  See attached

Item 5.   Other Information
                  Not applicable

Item 6.   Exhibits and Reports on Form 8-K
                  (a) Exhibit 27-Financial Data Schedule

                  (b) Reports on Form 8-K
                      No reports on Form 8-K were filed during the quarter ended September 30, 1999



                                  SIGNATURES
                                  ----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STAR STRUCK, LTD.


   Date: November 4, 1999     By: /s/ Kenneth Karlan
                                 ---------------------------------
                                     Kenneth Karlan, President


   Date: November 4, 1999     By: /s/ Keith Sessler
                                 ---------------------------------
                                     Keith Sessler, Vice President