Form 10KSB
period 1999-12-31
STAR STUCK LTD
filed 2000-03-29
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                    -------

                                  FORM 10-KSB


     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
[X]  THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

     For the fiscal year ended Dec. 31, 1999
                               -------------


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
[_]  SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File Number 1-8912
                                                 ------


                               STAR STRUCK, LTD.
                   (formerly known as SBM Industries, Inc.)
                  ------------------------------------------
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


     Check if disclosure of no delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for its most recent fiscal year were approximately $11,568,000.

     Based on the closing sales price on March 17, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,820,000.

     The number of shares outstanding of the registrant's common stock was 2,025,899 at March 17, 2000.

     DOCUMENTS INCORPORATED BY REFERENCE: Part III - Definitive Proxy Statement relating to May 2, 2000 Annual Meeting of Shareholders. Parts I and II - Annual Report to Shareholders for the year ended December 31, 1999.

                                    PART I


Item I.  Description of Business
         -----------------------

General
-------

     Star Struck, Ltd. (the "Company") is a holding company whose operating subsidiary corporation is primarily engaged in the distribution of watch batteries and related products, and sports apparel. Prior to May 4, 1999, the Company's name was SBM Industries, Inc. The Company's principal executive offices have been located in Larchmont, New York since 1992.


Star Struck, Inc.
-----------------

     The Company's operating subsidiary is Star Struck, Inc., a Connecticut corporation ("SSI"), whose principal offices are in Bethel, Connecticut. SSI is a distributor throughout the United States of watch batteries and watch straps. SSI also sells related products, such as alkaline, photo and hearing aid batteries, jewelry findings, tools and supplies.

     SSI also distributes a line of sports apparel. These products consist principally of caps and shirts bearing logos of various professional and college sports teams. These products are manufactured for SSI by various apparel manufacturers under license from the respective teams whose logos are being used. In 1999, sales of sports apparel products were approximately $2.4 million.

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

     SSI's business does not depend on the availability of raw materials. SSI distributes watch batteries for Sony, Eveready, Maxell, Renata, Rayovac and Varta under the manufacturer's and SSI's private label. SSI sells its watch straps under the Sahara and Town & Country tradenames. SSI sells its sports apparel under the "Star Struck" trade name.

     SSI has approximately 5,000 active customers for its watch batteries and related products. SSI's two largest customers account for 32% and 4%, respectively, of its sales.

     Governmental regulation is not a specific influence on the business of SSI, and generally compliance with environmental regulations have not been burdensome to SSI.

     SSI has approximately 65 full-time employees.

RC Manufacturing, Inc.
----------------------

     RC Manufacturing, Inc. ("RC"), which the Company acquired in 1994, ceased doing business in September 1999. Prior to its closing, RC manufactured and sold leather accessories and watch straps. The Company wrote off its entire investment in RC in 1999.

Investments
-----------

     The Company generally holds its liquid assets in government securities. Government securities include only such securities as defined in the Investment Company Act of 1940, as amended.


General
-------

     The Company does not hold any patents, trademarks, licenses, franchises or concessions in connection with its business, except as described above.

     The Company expended no money on research and development in 1998 or 1999.

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


Item 4.  Submission of Matters to a Vote of Security
         Holders.
         -------------------------------------------

         None.

                              PART II

Item 5.  Market for Common Equity and Related
         Stockholder Matters.
         ------------------------------------

         The principal United States market in which the Company's common stock is traded is the American Stock Exchange. See page 14 of the Company's 1998 Annual Report to Shareholders, in the section entitled "Market and Dividend Information", for information concerning the high and low sales prices for the Company's common stock for each quarter of 1998 and 1999. That section is incorporated herein by reference. As of March 17, 2000, the Company had approximately 550 shareholders of common stock. No dividends were paid by the Company in 1998 or 1999.

Item 6.  Management's Discussion and Analysis or
         Plan of Operation.
         ---------------------------------------

          See pages 12 through 13 of the Company's 1999 Annual Report to Shareholders. Those pages are incorporated herein by reference.

Item 7.  Financial Statements and Supplementary Data.
         -------------------------------------------

          See pages 2 through 10 of the Company's 1999 Annual Report to Shareholders. Those pages are incorporated herein by reference.

Item 8.  Changes in and Disagreements on Accounting
         and Financial Disclosure.
         ------------------------------------------

         None.


                                   PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
        -----------------------------------------------------------------

          See the sections entitled "Nominees for Election as Directors" and "Executive Officers and Executive Compensation" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2000 for information concerning directors, executive officers, promoters and control persons of the Company. Those sections are incorporated herein by reference.


Item 10.  Executive Compensation.
          ----------------------

          See the section entitled "Executive Officers and Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2000 for information concerning executive compensation. That section is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners
          and Management.
          -----------------------------------------------

          See the sections entitled "Executive Officers and Executive Compensation -- Stock Options," "Security Ownership of Management" and "Other Principal Holders of Voting Securities" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2000. Those sections are incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          See the section entitled "Nominees for Election as Directors -- Additional Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 2, 2000. That section is incorporated herein by reference.

Item 13.  Exhibits, Lists and Reports on Form 8-K.
          ---------------------------------------

     (a)  Financial Statements.
          --------------------

          (1) A copy of the Company's Annual Report to Shareholders for the year ended December 31, 1999 has been furnished as an exhibit to this Annual Report on Form 10-KSB. Pages 2 through 11 of such Annual Report to Shareholders contain the Consolidated Balance Sheet as of December 31, 1999, and the Consolidated Statements of Income, Shareholders' Investment and Cash Flows and Notes to Consolidated Financial Statements for each of the two years ended December 31, 1999 and 1998, and the Auditors' Report covering the aforementioned financial statements. These Financial Statements and the Auditors' Report thereon are incorporated herein by reference.

          Exhibits
          --------

               *(3) (a) The Articles of Incorporation and Bylaws of the Company as amended, filed as Exhibit to a report on Form 8, Amendment No. 1 to the Company's Form 10-K for the fiscal year ended December 31, 1988 and filed May 26, 1989, are incorporated herein by reference, and Amendment to the Articles of Incorporation of the Company, changing the name of the Company to SBM Industries, Inc., filed as an exhibit to the Company's report on 8-K dated September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

               (3) (b) Amendment to the Articles of Incorporation of the Company, changing the name of the Company to Star Struck, Ltd.

               (10)  Material Contracts.

                    *(a) Mortgage, Assignment of Lease and Security Agreement,
                         dated July 6, 1995, between Star Struck, Inc., as mortgagor, and First Union National Bank (formerly First Fidelity Bank), as mortgagee, in the original amount of $800,000, secured by property known as 8 Francis J. Clarke Circle, Bethel, Connecticut, filed as
                    Exhibit 10(e) to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1995, filed with Amendment No.1 thereto on April 3, 1996, is incorporated herein by reference.

              *(b) Loan Agreement, dated as of October 29, 1998, between Star Struck, Inc. and People's Bank, filed as Exhibit 10(d)to the Company's Report on Form 10-KSB for the year ended December 31, 1998, filed March 31, 1999, is incorporated herein by reference.

              *(c) Open-End Mortgage Deed, Assignment of Rents and Financing Statement, dated as of October 29, 1998 from Star
                    Struck, Inc., as mortgagor, to People's Bank, as mortgagee, filed as Exhibit 10(e) to the Company's
                    Report on Form 10-KSB for the year ended December 31, 1998, filed March 31, 1999, is incorporated herein by reference.

              *(d) Security Agreement, dated as of October 29, 1998 between Star Struck, Inc. and People's Bank, filed as Exhibit 10(f) to the Company's Report on Form 10-KSB for the year ended December 31, 1998, filed March 31, 1999, is incorporated herein by reference.

              *(e) Guaranty Agreement, dated as of October 29, 1998 from the Company to People's Bank, filed as Exhibit 10(g) to the Company's Report on Form 10-KSB for the year ended December 31, 1998, filed March 31, 1999, is incorporated herein by reference.

               *(11) Statement re: Computation of Per Share Earnings. See page 2 of the Company's 1999 Annual Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

                (13) The Company's 1999 Annual Report to Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).

               *(21) The Company owns 100% of the outstanding shares of Star Struck, Inc., a Connecticut corporation.

                (27) Financial Data Schedule


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

                               STAR STRUCK, LTD.


                         By: /s/ Kenneth Karlan
                             -----------------------------
                             Kenneth Karlan, President
                             And Chief Executive Officer
                             March 29, 2000





                         By: /s/ Lawrence J. Goldstein,
                             -----------------------------
                             Lawrence J. Goldstein,
                             Vice President and Treasurer

                                March 29, 2000


Dated:  March 29, 2000

          In accordance with the Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Lawrence J. Goldstein
-------------------------------------
Lawrence J. Goldstein, March 29, 2000
(Director)


/s/ Kenneth Karlan
------------------------------------
Kenneth Karlan, March 29, 2000
(Director)


/s/ Robert Morris
------------------------------------
Robert Morris, March 29, 2000
(Director)


/s/ Peter Nisselson
------------------------------------
Peter Nisselson, March 29, 2000
(Director)


/s/ Arthur Salzfass
-------------------------------------
Arthur Salzfass, March 29, 2000
(Director)


/s/ Keith Sessler
-------------------------------------
Keith Sessler, March 29, 2000
(Director)


/s/ Michael Sweedler
-------------------------------------
Michael Sweedler, March 29, 2000
(Director)

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        The consolidated balance sheet as of December 31, 1999 and the consolidated statements of income, shareholders' investment and cash flows for each of the two years in the period ended December 31, 1999 together with the report of independent public accountants contained on pages 3 through 11 of the Company's 1999 Annual Report for the year ended December 31, 1999 are incorporated herein by reference.

                                                ARTHUR ANDERSEN LLP
New York, New York
March 27, 2000

                                 EXHIBIT INDEX
                                 -------------



               Exhibit                                                Page
               -------                                                ----

               (3)(a) The Articles of Incorporation and Bylaws of      *
               the Company as amended, filed as Exhibit to a report on Form 8, Amendment No.1 to the Company's Form 10-K for the fiscal year ended December 31, 1988 and filed
               May 26, 1989, are incorporated herein by reference, Amendment to the Articles of Incorporation of the and Company, changing the name of the Company to SBM Industries, Inc., filed as an exhibit to the Company's report on 8-K dated September 15, 1992 and filed September 29, 1992, is incorporated herein by reference.

               (3) (b) Amendment to the Articles of Incorporation of ---- the Company, changing the name of the Company to Star Struck, Ltd.

               (10)  Material Contracts.

               (a) Mortgage, Assignment of Lease and Security           *
               Agreement dated July 6, 1995, between Star Struck,
               Inc., as mortgagor, and First Union National Bank (formerly First Fidelity Bank), as mortgagee, in the original amount of $800,000, secured by property known as 8 Francis J. Clarke Circle, Bethel,
               Connecticut, filed as Exhibit 10(e) to the Company's report on Form 10-KSB for the fiscal year ended
               December 31, 1995, filed with Amendment No.1 thereto on April 3, 1996, is incorporated herein by reference.

               Exhibit                                                Page
               -------                                                ----

               (b) Loan Agreement, dated of October 29, 1998,           *
               between Star Struck, Inc. and People's Bank, filed as Exhibit 10(d)to the Company's Report on Form 10-KSB for the year ended December 31, 1998, filed March 31, 1999, is incorporated herein by reference.

               (c) Open-End Mortgage Deed, Assignment of Rents and      *
               Financing Statement, dated as of October 29, 1998 from Star Struck, Inc., as mortgagor, to People's Bank, as mortgagee, filed as Exhibit 10(e) to the Company's Report on Form 10-KSB for the year ended December 31, 1998, filed March 31, 1999, is incorporated herein by reference.

               (d) Security Agreement, dated as of October 29, 1998     *
               between Star Struck, Inc. and People's Bank, filed
                as Exhibit 10(f) to the Company's Report on Form 10-
               KSB for the year ended December 31, 1998, filed March
               31, 1999, is incorporated herein by reference.

               (e) Guaranty Agreement, dated October 29, 1998 from       *
               the Company to People's Bank, filed as Exhibit 10(g) to the Company's Report on Form 10-KSB for the year ended December 31, 1998, filed March 31, 1999, is incorporated herein by reference.

          (11) Statement re: Computation of Per Share Earnings. See      *
               page 2 of the Company's 1999 Annual Report to
               Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

               Exhibit                                                Page
               -------                                                ----

               (13) The Company's 1999 Annual Report to               ----
               Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).

               (21) The Company owns 100% of the outstanding            *
               shares of Star Struck, Inc., a Connecticut corporation.

               (27) Financial Data Schedule                           ----
--------------------------------------------------------------------------------
* Incorporated by reference