Form 10QSB
period 2000-03-31
STAR STUCK LTD
filed 2000-05-11
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 2000
                               -------------------------------------------------

                                      OR

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               -----------    ----------------------------------

Commission File Number           1-8912
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
Yes  X     No
    ---       ---

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at May 2, 2000.
       -------------------------------------------------

                               STAR STRUCK, LTD.
                               -----------------
                                     INDEX
                                     -----
                                MARCH 31, 2000
                                --------------
                                                                        Page No.
                                                                        --------

PART I.       FINANCIAL INFORMATION

              ITEM 1.

                 Consolidated Balance Sheet
                 March 31, 2000                                          1 & 2

                 Consolidated Statements of Income-
                 Three Months Ended March 31, 2000 and 1999                3

                 Consolidated Statements of Cash Flows-
                 Three Months Ended March 31, 2000 and 1999                4

                 Notes to Consolidated Financial Statements-
                 March 31, 2000                                            5

              ITEM 2.

                 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations-
                 March 31, 2000                                            6

PART II.      OTHER INFORMATION                                            7

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                               STAR STRUCK, LTD.
                               -----------------
                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------
                                MARCH 31, 2000
                                --------------
                                  A S S E T S
                                  -----------

CURRENT ASSETS:
--------------

     Cash                                                            $     -----
     Accounts Receivable, Less Allowance for Doubtful
            Accounts of $108,000                                       1,211,000
     Inventories                                                       3,417,000
     Prepaid Expenses and Other Current Assets                           246,000
     Assets Held for Sale                                                 21,000
                                                                      ----------


            TOTAL CURRENT ASSETS                                       4,895,000
            --------------------                                      ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

     Land, Building and Improvements                                   1,235,000
     Machinery and Equipment                                             878,000
                                                                      ----------
                                                                       2,113,000
     Less:  Accumulated Depreciation                                     801,000
                                                                      ----------


            PROPERTY, PLANT AND EQUIPMENT, NET                         1,312,000
            ----------------------------------                        ----------


INTANGIBLE ASSETS AND GOODWILL, NET                                      638,000
-----------------------------------                                   ----------


            TOTAL ASSETS                                              $6,845,000
            ------------                                              ==========

                               STAR STRUCK, LTD.
                               -----------------
                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------
                                MARCH 31, 2000
                                --------------
                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------

CURRENT LIABILITIES:
-------------------

     Accounts Payable and Accrued Expenses                          $ 2,404,000
     Current Portion of Borrowings Under Lines of Credit                225,000
     Current Portion of Notes Payable                                    98,000
                                                                    -----------


            TOTAL CURRENT LIABILITIES                                 2,727,000
            -------------------------                               -----------


OTHER LIABILITIES:
-----------------

     Borrowings Under Lines of Credit                                 1,560,000
     Notes Payable                                                      598,000
                                                                    -----------


            TOTAL LIABILITIES                                         4,885,000
            -----------------                                       -----------


SHAREHOLDERS' INVESTMENT:
------------------------

     Preferred Shares, $1 Par Value - 500,000 Shares
            Authorized; Issued and Outstanding - 0 Shares                -----
     Common Shares, $1 Par Value - 5,000,000 Shares
            Authorized; Issued and Outstanding -
            2,026,000 Shares                                          2,026,000
     Paid-in Surplus                                                  4,344,000
     Accumulated Deficit                                             (4,410,000)
                                                                    -----------


            TOTAL SHAREHOLDERS' INVESTMENT                            1,960,000
            ------------------------------                          -----------


            TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT          $ 6,845,000
            ----------------------------------------------          ===========

                               STAR STRUCK, LTD.
                               -----------------
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
              --------------------------------------------------

                                                                                                   2000              1999
                                                                                                   ----              ----
NET SALES                                                                                       $2,667,000        $2,661,000
---------

Cost of Sales                                                                                    1,355,000         1,291,000
                                                                                                ----------        ----------

            GROSS PROFIT ON SALES                                                                1,312,000         1,370,000
            ---------------------                                                               ----------        ----------

OPERATING EXPENSES:
------------------
     Selling, General and Administrative                                                          1,271,000        1,272,000
     Depreciation and Amortization                                                                   95,000           82,000
                                                                                                 ----------       ----------

            TOTAL OPERATING EXPENSES                                                              1,366,000        1,354,000
            ------------------------                                                             ----------       ----------

     OPERATING  PROFIT (LOSS)                                                                       (54,000)          16,000
     ------------------------

OTHER INCOME (EXPENSE):
---------------------

     Interest Expense, Net                                                                          (59,000)         (51,000)
                                                                                                 ----------       ----------

Loss from Continuing Operations Before Income Taxes                                                (113,000)         (35,000)
                                                                                                 ----------       ----------

Provision For Income Taxes                                                                            -----           -----
                                                                                                 ----------       ----------

Loss from Continuing Operations                                                                    (113,000)         (35,000)

Loss from Discontinued Operations                                                                     -----           (9,000)
                                                                                                 ----------       ----------

            NET LOSS                                                                             $ (113,000)      $  (44,000)
            --------                                                                             ----------       ----------
PER SHARE (Note 1)
---------

Basic and Diluted Loss per Common Share:

     Loss from Continuing Operations                                                             $     (.06)      $     (.02)

     Loss from Discontinued Operations                                                                -----            -----
                                                                                                 ----------       ----------

Net Loss per Common Share                                                                        $     (.06)      $     (.02)
                                                                                                 ----------       ----------

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                                                                                 2,026,000        2,026,000
                                                                                                 ==========       ==========

                               STAR STRUCK, LTD.
                               -----------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
              --------------------------------------------------

                                                                                                      2000             1999
                                                                                                      ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                                        $   (113,000)     $   (44,000)
                                                                                                ------------      -----------

Adjustments to reconcile net loss to cash provided by operating activities:

            Depreciation and amortization                                                             95,000           82,000

            Loss from discontinued operations                                                          -----            9,000

            Changes in operating assets and liabilities:
                        Accounts receivable                                                         (188,000)          86,000
                        Inventories                                                                  (64,000)           8,000
                        Prepaid expenses and other current assets                                     85,000         (330,000)
                        Accounts payable and accrued expenses                                        387,000          304,000
                        Deferred contract fees                                                      (152,000)           -----
                                                                                                ------------      -----------

                           Total Adjustments                                                         163,000          159,000
                                                                                                ------------      -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                             50,000          115,000
                                                                                                ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from Sale of Assets                                                                     19,000           -----
     Purchase of Fixed Assets                                                                        (12,000)         (19,000)
                                                                                                ------------      -----------

NET CASH PROVIDED BY (USED IN)  INVESTING ACTIVITIES                                                   7,000          (19,000)
                                                                                                ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Payment on Revolving Line of Credit                                                             (52,000)         (58,000)
     Payment on Notes Payable                                                                        (61,000)         (59,000)
                                                                                                ------------      -----------

NET CASH USED IN FINANCING ACTIVITIES                                                               (113,000)        (117,000)

NET DECREASE IN CASH                                                                                 (56,000)         (21,000)

CASH AT BEGINNING OF PERIOD                                                                           56,000           21,000
                                                                                                ------------      -----------

CASH AT END OF PERIOD                                                                           $      -----      $     -----
                                                                                                ------------      -----------


                               STAR STRUCK, LTD.
                               -----------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                MARCH 31, 2000
                                --------------

(1)  Basis of Presentation

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

Net income (loss) per share is computed based on the weighted average number of shares outstanding during each period. The average number of shares used in the computation of earnings per share was 2,026,000 for 2000 and 1999.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.

(2)  Business Segments

The Company's operations by business segment for the periods ended March 31, 2000 and 1999 were as follows:


                                               Battery
                                            & Watch Strap       Sports Apparel
               2000                          Distribution        Distribution          Total
               ----                         -------------       --------------         -----
               Net Sales                     $ 2,243,000        $    424,000        $ 2,667,000

               Operating Profit/(Loss)       $    53,000        $   (107,000)       $   (54,000)

               Identifiable Assets                                                  $ 6,845,000

               Depreciation
               & Amortization                                                       $    95,000

               Capital Expenditures                                                 $    12,000


                                               Battery
                                            & Watch Strap       Sports Apparel
               1999                          Distribution        Distribution          Total
               ----                         -------------       --------------         -----
               Net Sales                     $ 2,326,000        $     335,000       $ 2,661,000

               Operating Profit/(Loss)       $   121,000        $    (105,000)      $    16,000

               Identifiable Assets                                                  $ 7,682,000

               Depreciation
               & Amortization                                                       $    82,000

               Capital Expenditures                                                 $    19,000

                               STAR STRUCK, LTD.
                               -----------------
                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
               --------------------------------------------------

                       THREE MONTHS ENDED MARCH 31, 2000
                                  COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 1999


Sales. Sales from continuing operations increased $6,000, or .2%, to $2,667,000 in the first quarter of 2000. Sports apparel sales increased $89,000, or 26.6%, to $424,000 from 1999's first quarter sales of $335,000. This increase was offset by a decrease in battery and watch strap sales of $83,000, or 3.6%, from $2,326,000 to $2,243,000 in the first quarter of 2000.

Gross Profit. Gross profit decreased by $58,000 to $1,312,000 in the first quarter of 2000. Gross margin decreased to 49.2% in the first quarter of 2000 compared to 51.5% for the same period in 1999. For the first quarter of 2000, sports apparel sales, which represented 15.9% of total revenue, had a gross margin of 45.3%. This is a decrease from 1999's first quarter gross margin of 48.1%. Gross margin on battery and watch strap sales decreased from 52.0% to 50% in the first quarter of 2000 compared to same period in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1,000 to $1,271,000 in the first quarter of 2000. As a percentage of sales, selling, general and administrative expenses decreased by .1% to 47.7% in the first quarter of 2000 compared to 47.8% for the same period in 1999.

Operating Profit/(Loss). Operating profit decreased $70,000 to show a loss of $54,000 for the first quarter of 2000. The battery and watch strap distribution segment showed an operating profit of $53,000 in the first quarter of 2000. This is a decrease of $68,000 from 1999's first quarter operating profit of $121,000. The operating loss for sports apparel distribution increased $2,000 from 1999's operating loss of $105,000 to show a loss of $107,000 in the first quarter of 2000.

Net Loss. Net loss for the first quarter of 2000 increased $69,000 from 1999's loss of $44,000 to show a net loss of $113,000. Included in 1999's first quarter net loss is a $9,000 loss from discontinued operations relative to RC Manufacturing, Inc.

Liquidity and Capital Resources. The Company has $2,000,000 available in a line of credit agreement with one of its banks. This agreement extends through October 2001. At March 31, 2000, the Company had $1,560,000 outstanding under this line of credit.

The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $323,000 in long-term and line of credit debt which will mature in the next twelve months.

At March 31, 2000 net working capital was $2,168,000.

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

                          PART II - OTHER INFORMATION
                          ---------------------------
                               STAR STRUCK, LTD.
                               -----------------
                                MARCH 31, 2000
                                --------------

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

Item 3.     Defaults upon Senior Securities
                    Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders
                    Not applicable

Item 5.     Other Information
                    Not applicable

Item 6.     Exhibits and Reports on Form 8-K
                    (a) Exhibit 27-Financial Data Schedule

                    (b) Reports on Form 8-K
                        No reports on Form 8-K were filed during the quarter ended March 31, 2000



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               STAR STRUCK, LTD.


Date: May 4, 2000                   By: /s/ Kenneth Karlan
                                        ------------------
                                            Kenneth Karlan, President


Date: May 4, 2000                   By: /s/ Keith Sessler
                                        -----------------
                                            Keith Sessler, Vice President