Form 10QSB
period 2000-06-30
STAR STUCK LTD
filed 2000-08-14
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       June 30, 2000
                              --------------------------------------------------
                                      OR

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes No _
                                                                      ---
APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at August 2, 2000.
      ----------------------------------------------------

                               STAR STRUCK, LTD
                               ----------------
                                     INDEX
                                     -----
                                 JUNE 30, 2000
                                 -------------

PART I.  FINANCIAL INFORMATION                                         Page No.
                                                                       -------
         ITEM 1.

               Consolidated Balance Sheet
               June 30, 2000                                            1 & 2

               Consolidated Statements of Income-
               Six Months Ended June 30, 2000 and 1999                  3

               Consolidated Statements of Income-
               Three Months Ended June 30, 2000 and 1999                4

               Consolidated Statements of Cash Flows-
               Six Months Ended June 30, 2000 and 1999                  5

               Notes to Consolidated Financial Statements-
               June 30, 2000                                            6

         ITEM 2.

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations-
               June 30, 2000                                            7 & 8

PART II. OTHER INFORMATION                                              9 & 10

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                               STAR STRUCK, LTD
                               ----------------
                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------
                                 JUNE 30, 2000
                                 -------------
                                  A S S E T S
                                  -----------


CURRENT ASSETS:
--------------
    Cash                                                                $       -----
    Accounts Receivable, Less Allowance for Doubtful
         Accounts of $108,000                                                 785,000
    Inventories                                                             3,237,000
    Prepaid Expenses and Other Current Assets                                 504,000
    Assets Held for Sale                                                       21,000
                                                                           ----------

         TOTAL CURRENT ASSETS                                               4,547,000
         --------------------                                              ----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------
    Land, Building and Improvements                                         1,235,000
    Machinery and Equipment                                                   896,000
                                                                           ----------
                                                                            2,131,000
    Less:  Accumulated Depreciation                                           837,000
                                                                           ----------

         PROPERTY, PLANT AND EQUIPMENT, NET                                 1,294,000
         ----------------------------------                                ----------

INTANGIBLE ASSETS AND GOODWILL, NET                                           630,000
-----------------------------------                                        ----------


         TOTAL ASSETS                                                   $   6,471,000
         ------------                                                       =========


                               STAR STRUCK, LTD
                               ----------------
                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------
                                 JUNE 30, 2000
                                 -------------
                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------


CURRENT LIABILITIES:
-------------------
    Accounts Payable and Accrued Expenses                                    $  2,281,000
    Current Portion of Notes Payable                                               69,000
                                                                                ---------

         TOTAL CURRENT LIABILITIES                                              2,350,000
         -------------------------                                              ---------

OTHER LIABILITIES:
-----------------

    Borrowings Under Line of Credit                                             1,574,000
    Notes Payable                                                                 581,000
                                                                                ---------

         TOTAL LIABILITIES                                                      4,505,000
         -----------------                                                      ---------

SHAREHOLDERS' INVESTMENT:
------------------------

    Preferred Shares, $1 Par Value - 500,000 Shares
         Authorized; Issued and Outstanding - 0 Shares                              -----
    Common Shares, $1 Par Value - 5,000,000 Shares
         Authorized; Issued and Outstanding -
         2,026,000 Shares                                                       2,026,000
    Paid-in Surplus                                                             4,344,000
    Accumulated Deficit                                                        (4,404,000)
                                                                                ---------

         TOTAL SHAREHOLDERS' INVESTMENT                                         1,966,000
         ------------------------------                                         ---------

         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                      $  6,471,000
         ----------------------------------------------                         =========


                               STAR STRUCK, LTD
                               ----------------
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                -----------------------------------------------

                                                                           2000                       1999
                                                                           ----                       ----

NET SALES                                                             $  5,561,000               $  5,389,000
---------
Cost of Sales                                                            2,763,000                  2,563,000
                                                                         --------                   ---------
         GROSS PROFIT ON SALES                                           2,798,000                  2,826,000
         ---------------------                                           --------                   ---------

OPERATING EXPENSES:
------------------
    Selling, General and Administrative                                  2,588,000                  2,762,000
    Depreciation and Amortization                                          196,000                    164,000
                                                                        ----------                  ---------
         TOTAL OPERATING EXPENSES                                        2,784,000                  2,926,000
         -----------------------                                        ----------                  ---------

    OPERATING  PROFIT (LOSS)                                                14,000                   (100,000)
    -----------------------

    Interest Expense, Net                                                  123,000                    106,000
                                                                        ----------                  ---------
Loss from Continuing Operations Before Income Taxes                       (109,000)                  (206,000)

Provision For Income Taxes                                                   -----                      -----
                                                                        ----------                  ---------

Loss from Continuing Operations                                           (109,000)                  (206,000)

Income (Loss) from Discontinued Operations                                   2,000                    (70,000)
                                                                        ----------                  ---------

         NET LOSS                                                     $  (107,000)               $   (276,000)
         --------                                                       ----------                  ---------

PER SHARE (Note 1)
---------
Basic and Diluted Loss per Common Share:

     Loss from Continuing Operations                                  $      (.05)               $       (.10)

     Loss from  Discontinued   Operations                                   -----                        (.03)
                                                                        ----------                  ---------

Net Loss per  Common Share                                            $      (.05)               $       (.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------
Basic and Diluted                                                       2,026,000                   2,026,000
                                                                       ==========                   =========


                               STAR STRUCK, LTD
                               -----------------
                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
               -------------------------------------------------

                                                                               2000                       1999
                                                                               ----                       ----

NET SALES                                                                 $  2,894,000               $  2,728,000
---------
Cost of Sales                                                                1,408,000                  1,272,000
                                                                             ---------                  ---------
         GROSS PROFIT ON SALES                                               1,486,000                  1,456,000
         ---------------------                                               ---------                  ---------

OPERATING EXPENSES:
------------------
    Selling, General and Administrative                                      1,317,000                  1,490,000
    Depreciation and Amortization                                              101,000                     82,000
                                                                             ---------                  ---------

         TOTAL OPERATING EXPENSES                                            1,418,000                  1,572,000
         ------------------------                                            ---------                  ---------


    OPERATING  PROFIT (LOSS)                                                    68,000                   (116,000)
    -----------------------

    Interest Expense, Net                                                       64,000                     55,000
                                                                             ---------                  ---------

Income (Loss) from Continuing Operations Before Income Taxes                     4,000                   (171,000)

Provision For Income Taxes                                                       -----                      -----
                                                                             ---------                  ---------

Income (Loss) from Continuing Operations                                         4,000                   (171,000)

Income (Loss) from Discontinued Operations                                       2,000                    (61,000)
                                                                             ---------                  ---------

         NET INCOME (LOSS)                                                $      6,000               $   (232,000)
         ----------------                                                    ---------                  ---------


PER SHARE (Note 1)
---------
Basic and Diluted Loss per Common Share:

     Income (Loss) from Continuing Operations                             $        .01               $       (.08)

     Loss from  Discontinued Operations                                          -----                       (.03)
                                                                             ---------                  ---------

Net Income (Loss) per Common Share                                        $        .01               $       (.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------
Basic and Diluted                                                            2,026,000                  2,026,000
                                                                             =========                  =========


                               STAR STRUCK, LTD.
                               ----------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                -----------------------------------------------

                                                                                            2000                     1999
                                                                                            ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                            $   (107,000)              $   (276,000)
                                                                                         -------                    -------
Adjustments to reconcile net loss to cash
     provided by (used in) operating activities:

         Depreciation and amortization                                                   196,000                    164,000

         (Income) loss from discontinued operations                                       (2,000)                    70,000

         Changes in operating assets and liabilities:
                  Accounts receivable                                                    238,000                   (148,000)
                  Inventories                                                            116,000                   (350,000)
                  Prepaid expenses and other current assets                             (173,000)                  (134,000)
                  Accounts payable and accrued expenses                                  264,000                    642,000
                  Deferred contract fees                                                (208,000)                     -----
                  Other                                                                    2,000                      -----
                                                                                         -------                    -------

                     Total Adjustments                                                   433,000                    244,000
                                                                                         -------                    -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      326,000                    (32,000)
                                                                                         -------                    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from Sale of Assets                                                          19,000                      -----
    Purchase of Fixed Assets                                                             (31,000)                   (33,000)
                                                                                         -------                    -------

NET CASH USED IN INVESTING ACTIVITIES                                                    (12,000)                   (33,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from (Payment on) Revolving Lines of Credit                                (263,000)                   161,000
    Payment on Notes Payable                                                            (107,000)                  (117,000)
                                                                                         -------                    -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                     (370,000)                    44,000
                                                                                         -------                    -------

NET DECREASE IN CASH                                                                     (56,000)                   (21,000)

CASH AT BEGINNING OF PERIOD                                                               56,000                     21,000

CASH AT END OF PERIOD                                                               $      -----               $      -----
                                                                                         -------                    -------


                               STAR STRUCK, LTD
                               ----------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                                 JUNE 30, 2000
                                 -------------

(1)  Basis of Presentation
     ---------------------

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

(2)  Business Segments
     -----------------

The Company's operations by business segment for the periods ended June 30, 2000 and 1999 were as follows:

                                                       Battery
                                                    & Watch Strap      Sports Apparel
                    2000                             Distribution       Distribution      Total
                    ----                             ------------       ------------      -----
                  Net Sales                          $ 4,369,000       $ 1,192,000      $ 5,561,000

                  Operating Profit/(Loss)            $   206,000       $  (192,000)     $    14,000

                  Identifiable Assets                                                   $ 6,449,000

                  Depreciation
                  & Amortization                                                        $   196,000

                  Capital Expenditures                                                  $    31,000


                                                         Battery
                                                     & Watch Strap     Sports Apparel
                  1999                                Distribution      Distribution       Total
                  ----                                ------------      ------------       -----
                  Net Sales                          $ 4,348,000       $   1,041,000    $ 5,389,000

                  Operating Profit/(Loss)            $    49,000       $    (149,000)   $  (100,000)

                  Identifiable Assets                                                   $ 7,141,000

                  Depreciation
                  & Amortization                                                        $   164,000

                  Capital Expenditures                                                  $    33,000


(3) Borrowings Under Line of Credit
    -------------------------------

The Company has $2,000,000 available in a line of credit agreement with one of its banks. This agreement extends through October 2001. At June 30, 2000, the Company had $1,574,000 outstanding under this line of credit. Under the terms of the line of credit agreement, the Company is required to meet certain covenants on a quarterly basis. As of June 30, 2000, the Company was not in compliance with one of its financial covenants. The Company received a waiver from the bank for this covenant as of June 30, 2000. The Company is in the process of renegotiating the terms and covenants on their line of credit.

(4) Recent Accounting Pronouncements
    --------------------------------

The Securities and Exchange Commission issued SAB No. 101, "Revenue Recognition", in December 1999. SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. In June 2000, the SEC issued SAB No. 101B to defer the effective date of the implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Management has concluded that the implementation of this SAB does not have a material impact on its financial position or its results of operations.

                               STAR STRUCK, LTD
                               ----------------
                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                -----------------------------------------------

                        SIX MONTHS ENDED JUNE 30, 2000
                        ------------------------------
                                 COMPARED TO
                                 -----------
                        SIX MONTHS ENDED JUNE 30, 1999
                        ------------------------------

Sales. Sales from continuing operations increased $172,000, or 3.2%, to $5,561,000 in the first six months of 2000. Sports apparel sales increased $151,000, or 14.5%, to $1,192,000 from 1999's first six month's sales of
$1,041,000. This increase was combined with an increase in battery and watch strap sales of $21,000, or .5%, from $4,348,000 to $4,369,000 in the first six months of 2000.

Gross Profit. Gross profit decreased by $28,000 to $2,798,000 in the first six months of 2000. Gross margin decreased to 50.3% in the first six months of 2000 compared to 52.4% for the same period in 1999. For the first six months of 2000, sports apparel sales, which represented 21.4% of total revenue, had a gross margin of 46.7%. This is a decrease from 1999's first six month's gross margin of 48.6%. Gross margin on battery and watch strap sales decreased from 53.4% to 51.3% in the first six months of 2000 compared to the same period in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $174,000 to $2,588,000 in the first six months of 2000. As a percentage of sales, selling, general and administrative expenses decreased by 4.8% to 46.5% in the first six months of 2000 compared to 51.3% for the same period in 1999.

Operating Profit/(Loss). Operating profit increased $114,000 to show a profit of $14,000 for the first six months of 2000. The battery and watch strap distribution segment showed an operating profit of $206,000 in the first six months of 2000. This is an increase of $157,000 from 1999's first six month's operating profit of $49,000. The operating loss for sports apparel distribution increased $43,000 from 1999's operating loss of $149,000 to show a loss of $192,000 in the first six months of 2000.

Net Loss. Net loss for the first six months of 2000 decreased $169,000 from 1999's loss of $276,000 to show a net loss of $107,000. Included in 1999's first six month's net loss is a $70,000 loss from discontinued operations relative to RC Manufacturing, Inc.

                               STAR STRUCK, LTD
                               ----------------
                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                -----------------------------------------------

                       THREE MONTHS ENDED JUNE 30, 2000
                       --------------------------------
                                 COMPARED TO
                                 -----------
                       THREE MONTHS ENDED JUNE 30, 1999
                       --------------------------------

Sales. Sales from continuing operations increased $166,000, or 6.1%, to $2,894,000 in the second quarter of 2000. Sports apparel sales increased $62,000, or 8.8%, to $768,000 from 1999's second quarter sales of $706,000. This increase was combined with an increase in battery and watch strap sales of $104,000, or 5.1%, from $2,022,000 to $2,126,000 in the second quarter of 2000.

Gross Profit. Gross profit increased by $30,000 to $1,486,000 in the second quarter of 2000. Gross margin decreased to 51.3% in the second quarter of 2000 compared to 53.4% for the same period in 1999. For the second quarter of 2000, sports apparel sales, which represented 26.5% of total revenue, had a gross margin of 47%. This is a decrease from 1999's second quarter gross margin of 48.9%. Gross margin on battery and watch strap sales increased to 50.8% from 45.1% in the second quarter of 2000 compared to same period in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $173,000 to $1,317,000 in the second quarter of 2000. As a percentage of sales, selling, general and administrative expenses decreased by 9.1% to 45.5% in the second quarter of 2000 compared to 54.6% for the same period in 1999.

Operating Profit/(Loss). Operating profit increased $184,000 to show a profit of $68,000 for the second quarter of 2000. The battery and watch strap distribution segment showed an operating profit of $153,000 in the second quarter of 2000. This is an increase of $225,000 from 1999 's second quarter operating loss of $72,000. The operating loss for sports apparel distribution increased $41,000 from 1999's operating loss of $44,000 to show a loss of $85,000 in the second quarter of 2000.

Net Income/(Loss). Net income for the second quarter of 2000 increased $238,000 from 1999's loss of $232,000 to show a profit of $6,000. Included in 1999's second quarter net loss is a $61,000 loss from discontinued operations relative to RC Manufacturing, Inc.

Liquidity and Capital Resources. The Company has $2,000,000 available in a line of credit agreement with one of its banks. This agreement extends through October 2001. At June 30, 2000, the Company had $1,574,000 outstanding under this line of credit.

Under the terms of the line of credit agreement, the Company is required to meet certain covenants on a quarterly basis. As of June 30, 2000, the Company was not in compliance with one of its financial covenants. The Company received a waiver from the bank for this covenant as of June 30, 2000. The Company is in the process of renegotiating the terms and covenants on their line of credit.


The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $69,000 in long-term debt which will mature in the next twelve months.

At June 30, 2000 net working capital was $2,197,000.

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

                          PART II - OTHER INFORMATION
                          ---------------------------
                               STAR STRUCK, LTD
                               ----------------
                                 JUNE 30, 2000
                                 -------------

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

Item 3.  Defaults upon Senior Securities
                Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders
                See attached

Item 5.  Other Information
                Not applicable

Item 6.  Exhibits and Reports on Form 8-K
                (a) Exhibit 27-Financial Data Schedule

                (b) Reports on Form 8-K
                    No reports on Form 8-K were filed during the quarter ended June 30, 2000



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              STAR STRUCK, LTD.


Date: August 4, 2000      By: /s/Kenneth Karlan
                              -----------------
                              Kenneth Karlan, President


Date: August 4, 2000       By: /s/Keith Sessler
                               ----------------
                               Keith Sessler, Vice President

                          PART II - OTHER INFORMATION
                          ---------------------------
                               STAR STRUCK, LTD
                               ----------------
                                 JUNE 30, 2000
                                 -------------

a)       Annual meeting held May 2, 2000

b)       Directors elected at the Meeting:

         Lawrence J. Goldstein
         Kenneth Karlan
         Robert J. Morris
         Peter M. Nisselson
         Arthur Salzfass
         Keith Sessler
         Michael Sweedler

c)       Other matters voted on:

         None