Form 10QSB/A
period 2000-06-30
STAR STUCK LTD
filed 2000-09-06
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
                                AMENDMENT NO. 1

[X]               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000
                              --------------------------------------------------

                                      OR

[_]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _______________________________

Commission File Number               1-8912
                       -----------------------------------------------------

                               STAR STRUCK, LTD.
----------------------------------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No _
    -

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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at August 2, 2000.
      ----------------------------------------------------

The Registrant hereby amends and restates Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations for the Six Months Ended June 30, 2000 and 1999, of its Quarterly Report on Form 10-QSB for the Quarterly Period Ended June 30, 2000 as set forth below.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                               STAR STRUCK, LTD.
                               -----------------

                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------

                                 JUNE 30, 2000
                                 -------------

                                  A S S E T S
                                  -----------


CURRENT ASSETS:
--------------

    Cash                                                           $         --
    Accounts Receivable, Less Allowance for Doubtful
         Accounts of $108,000                                           785,000
    Inventories                                                       3,237,000
    Prepaid Expenses and Other Current Assets                           504,000
    Assets Held for Sale                                                 21,000
                                                                   ------------

         TOTAL CURRENT ASSETS                                         4,547,000
         --------------------                                      ------------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

    Land, Building and Improvements                                   1,235,000
    Machinery and Equipment                                             896,000
                                                                   ------------
                                                                      2,131,000
    Less:  Accumulated Depreciation                                     837,000
                                                                   ------------

         PROPERTY, PLANT AND EQUIPMENT, NET                           1,294,000
         ----------------------------------                        ------------

INTANGIBLE ASSETS AND GOODWILL, NET                                     630,000
-----------------------------------                                ------------

         TOTAL ASSETS                                              $  6,471,000
         ------------                                              ============

                               STAR STRUCK, LTD.
                               -----------------

                    CONSOLIDATED BALANCE SHEET-UNAUDITED
                    ------------------------------------

                                 JUNE 30, 2000
                                 -------------

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------


CURRENT LIABILITIES:
-------------------

     Accounts Payable and Accrued Expenses                          $ 2,281,000
     Current Portion of Notes Payable                                    69,000
                                                                    -----------


        TOTAL CURRENT LIABILITIES                                     2,350,000
        -------------------------                                   -----------


OTHER LIABILITIES:
-----------------

     Borrowings Under Line of Credit                                  1,574,000
     Notes Payable                                                      581,000
                                                                    -----------


        TOTAL LIABILITIES                                             4,505,000
        -----------------                                           -----------


SHAREHOLDERS' INVESTMENT:
------------------------

     Preferred Shares, $1 Par Value-500,000 Shares
       Authorized; Issued and Outstanding-0 Shares                           --
     Common Shares, $1 Par Value-5,000,000 Shares
       Authorized; Issued and Outstanding-
       2,026,000 Shares                                               2,026,000
     Paid-in Surplus                                                  4,344,000
     Accumulated Deficit                                             (4,404,000)
                                                                    -----------


        TOTAL SHAREHOLDERS' INVESTMENT                                1,966,000
        ------------------------------                              -----------


        TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT              $ 6,471,000
        ----------------------------------------------              ===========

                               STAR STRUCK, LTD.
                               -----------------

                 CONSOLIDATED STATEMENTS OF INCOME-UNAUDITED
                 -------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                -----------------------------------------------


                                                         2000          1999
                                                         ----          ----

NET SALES                                             $ 5,561,000    $5,389,000
---------

Cost of Sales                                           2,763,000     2,563,000
                                                      -----------    ----------

         GROSS PROFIT ON SALES                          2,798,000     2,826,000
         ---------------------                        -----------    ----------


OPERATING EXPENSES:
------------------
    Selling, General and Administrative                 2,588,000     2,762,000
    Depreciation and Amortization                         196,000       164,000
                                                      -----------    ----------

         TOTAL OPERATING EXPENSES                       2,784,000     2,926,000
         ------------------------                     -----------    ----------


    OPERATING PROFIT (LOSS)                                14,000      (100,000)
    ------------------------

    Interest Expense, Net                                 123,000       106,000
                                                      -----------    ----------

Loss from Continuing Operations Before Income Taxes      (109,000)     (206,000)

Provision For Income Taxes                                     --            --
                                                      -----------    ----------

Loss from Continuing Operations                          (109,000)     (206,000)

Income (Loss) from Discontinued Operations                  2,000       (70,000)
                                                      -----------    ----------

         NET LOSS                                     $  (107,000)   $ (276,000)
         --------                                     -----------    ----------

PER SHARE (Note 1)
---------

Basic and Diluted Loss per Common Share:

    Loss from Continuing Operations                   $     (0.05)   $     (.10)

    Loss from Discontinued Operations                          --          (.03)
                                                      -----------    ----------

Net Loss per Common Share                             $     (0.05)   $     (.13)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                                       2,026,000     2,026,000
                                                      ===========    ==========

                               STAR STRUCK, LTD.
                               -----------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
               -------------------------------------------------

                                                                          2000                  1999
                                                                          ----                  ----
NET SALES                                                             $ 2,894,000           $ 2,728,000
---------

Cost of Sales                                                           1,408,000             1,272,000
                                                                      -----------           -----------

         GROSS PROFIT ON SALES                                          1,486,000             1,456,000
         ---------------------                                        -----------           -----------

OPERATING EXPENSES:
------------------
    Selling, General and Administrative                                 1,317,000             1,490,000
    Depreciation and Amortization                                         101,000                82,000
                                                                      -----------           -----------
         TOTAL OPERATING EXPENSES                                       1,418,000             1,572,000
         ------------------------                                     -----------           -----------

    OPERATING PROFIT (LOSS)                                                68,000              (116,000)
    -----------------------

    Interest Expense, Net                                                  64,000                55,000
                                                                      -----------           -----------
Income (Loss) from Continuing Operations Before Income Taxes                4,000              (171,000)

Provision For Income Taxes                                                     --                    --
                                                                      -----------           -----------
Income (Loss) from Continuing Operations                                    4,000              (171,000)

Income (Loss) from Discontinued Operations                                  2,000               (61,000)
                                                                      -----------           -----------
         NET INCOME (LOSS)                                            $     6,000           $  (232,000)
         -----------------                                            -----------           -----------


PER SHARE (Note 1)
---------

Basic and Diluted Loss per Common Share:

     Income (Loss) from Continuing Operations                         $       .01           $      (.08)

     Loss from Discontinued Operations                                         --                  (.03)
                                                                      -----------           -----------
Net Income (Loss) per Common Share                                    $       .01           $      (.11)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                                                       2,026,000             2,026,000
                                                                      ===========           ===========

                               STAR STRUCK, LTD.
                               -----------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                -----------------------------------------------


                                                                       2000                  1999
                                                                       ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                            $  (107,000)          $  (276,000)
                                                                    -----------           -----------
Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:

       Depreciation and amortization                                    196,000               164,000

       (Income) loss from discontinued operations                        (2,000)               70,000

       Changes in operating assets and liabilities:
            Accounts receivable                                         238,000              (148,000)
            Inventories                                                 116,000              (350,000)
            Prepaid expenses and other current assets                  (173,000)             (134,000)
            Accounts payable and accrued expenses                       264,000               642,000
            Deferred contract fees                                     (208,000)                   --
            Other                                                         2,000                    --
                                                                    -----------           -----------

               Total Adjustments                                        433,000               244,000
                                                                    -----------           -----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     326,000               (32,000)
                                                                    -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from Sale of Assets                                          19,000                    --
   Purchase of Fixed Assets                                             (31,000)              (33,000)
                                                                    -----------           -----------
NET CASH USED IN INVESTING ACTIVITIES                                   (12,000)              (33,000)
                                                                    -----------           -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from (Payment on) Revolving Lines of Credit                (263,000)              161,000
   Payment on Notes Payable                                            (107,000)             (117,000)
                                                                    -----------           -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (370,000)               44,000
                                                                    -----------           -----------

NET DECREASE IN CASH                                                    (56,000)              (21,000)

CASH AT BEGINNING OF PERIOD                                              56,000                21,000
                                                                    -----------           -----------
CASH AT END OF PERIOD                                               $        --           $        --
                                                                    -----------           -----------

                               STAR STRUCK, LTD.
                               -----------------

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

(2)  Business Segments
     -----------------

The Company's operations by business segment for the periods ended June 30, 2000 and 1999 were as follows:

                                           Battery
                                        & Watch Strap     Sports Apparel
     2000                               Distribution       Distribution         Total
     ----                               ------------       ------------         -----
     Net Sales                          $ 4,369,000       $ 1,192,000        $ 5,561,000

     Operating Profit/(Loss)            $   206,000       $  (192,000)       $    14,000

     Identifiable Assets                                                     $ 6,449,000

     Depreciation
     & Amortization                                                          $   196,000

     Capital Expenditures                                                    $    31,000

                                           Battery
                                        & Watch Strap     Sports Apparel
     1999                               Distribution       Distribution         Total
     ----                               -------------     --------------        -----
     Net Sales                          $ 4,348,000       $ 1,041,000        $ 5,389,000

     Operating Profit/(Loss)            $    49,000       $  (149,000)       $  (100,000)

     Identifiable Assets                                                     $ 7,141,000

     Depreciation
     & Amortization                                                          $   164,000

     Capital Expenditures                                                    $    33,000

                               STAR STRUCK, LTD.
                               -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 2000
                                  -------------


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

                               STAR STRUCK, LTD.
                               -----------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
               ------------------------------------------------


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

Operating Profit/(Loss). Operating profit increased $184,000 to show a profit of $68,000 for the second quarter of 2000. The battery and watch strap distribution segment showed an operating profit of $153,000 in the second quarter of 2000. This is an increase of $225,000 from 1999's second quarter operating loss of $72,000. The operating loss for sports apparel distribution increased $41,000 from 1999's operating loss of $44,000 to show a loss of $85,000 in the second quarter of 2000.

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

The Company experienced cash flow problems in the latter part of the period, but believes that it has adequate funds available to conduct and continue its business and to repay the approximate $69,000 in long-term debt which will mature in the next twelve months. The Company bases its belief in part upon a proposal from its principal shareholders after the close of the period to provide $1,000,000 in additional loans and upon negotiations with one of its banks to increase the line of credit to $3,000,000. The additional loans and the increase in the line of credit were made in August 2000.

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


                               STAR STRUCK, LTD.


Date: September 1, 2000    By: /s/ Kenneth Karlan
                              ------------------
                                   Kenneth Karlan, President


Date: September 1, 2000    By: /s/ Keith Sessler
                              -----------------
                                   Keith Sessler, Vice President

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