Form 10QSB
period 2000-09-30
STAR STUCK LTD
filed 2000-11-14
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000
                               ------------------------------------------------

                                      OR

[_]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to____________________________________

Commission File Number             1-8912
                       --------------------------------------------------------

                               STAR STRUCK, LTD.
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


_______________________________________________________________________________
     Former name, former address and former fiscal year, if changed since last report.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
    -      --

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes _ No _


APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at October 27, 2000.
      ------------------------------------------------------

                               STAR STRUCK, LTD.
                               -----------------

                                     INDEX
                                     -----

                              SEPTEMBER 30, 2000
                              ------------------



PART I.   FINANCIAL INFORMATION                                        Page No.
                                                                       -------

          ITEM 1.

                 Consolidated Balance Sheet
                 September 30, 2000                                     1 & 2

                 Consolidated Statements of Income-
                 Nine Months Ended September 30, 2000 and 1999            3

                 Consolidated Statements of Income-
                 Three Months Ended September 30, 2000 and 1999           4

                 Consolidated Statements of Cash Flows-
                 Nine Months Ended September 30, 2000 and 1999            5

                 Notes to Consolidated Financial Statements-
                 September 30, 2000                                     6 & 7

          ITEM 2.

                 Management's Discussion and Analysis of Financial
                 Condition and Results of Operations-
                 September 30, 2000                                     8 & 9

PART II.  OTHER INFORMATION                                              10

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                               STAR STRUCK, LTD.
                               -----------------

                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------

                              SEPTEMBER 30, 2000
                              ------------------

                                  A S S E T S
                                  -----------


CURRENT ASSETS:
--------------

    Cash                                                           $      -----
    Accounts Receivable, Less Allowance for Doubtful
         Accounts of $108,000                                         1,000,000
    Inventories                                                       3,204,000
    Prepaid Expenses and Other Current Assets                           459,000
                                                                   ------------


         TOTAL CURRENT ASSETS                                         4,663,000
         --------------------                                      ------------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

    Land, Building and Improvements                                   1,235,000
    Machinery and Equipment                                             899,000
                                                                   ------------
                                                                      2,134,000
    Less:  Accumulated Depreciation                                     874,000
                                                                   ------------

         PROPERTY, PLANT AND EQUIPMENT, NET                           1,260,000
         ----------------------------------                        ------------


INTANGIBLE ASSETS AND GOODWILL, NET                                     571,000
-----------------------------------                                ------------


         TOTAL ASSETS                                              $  6,494,000
         ------------                                              ============

                               STAR STRUCK, LTD.
                               -----------------

                    CONSOLIDATED BALANCE SHEET - UNAUDITED
                    --------------------------------------

                              SEPTEMBER 30, 2000
                              ------------------

                   LIABILITIES AND SHAREHOLDERS' INVESTMENT
                   ----------------------------------------

CURRENT LIABILITIES:
-------------------

    Accounts Payable and Accrued Expenses                          $  1,346,000
    Current Portion of Notes Payable                                     70,000
                                                                   ------------


         TOTAL CURRENT LIABILITIES                                    1,416,000
         -------------------------                                 ------------


OTHER LIABILITIES:
-----------------

    Borrowings Under Line of Credit                                   1,865,000
    Notes Payable                                                       563,000
    Notes Payable-Shareholders                                          705,000
                                                                   ------------


         TOTAL LIABILITIES                                            4,549,000
         -----------------                                         ------------


SHAREHOLDERS' INVESTMENT:
------------------------

    Preferred Shares, $1 Par Value - 500,000 Shares
         Authorized; Issued and Outstanding - 0 Shares                    -----
    Common Shares, $1 Par Value - 5,000,000 Shares
         Authorized; Issued and Outstanding -
         2,026,000 Shares                                             2,026,000
    Paid-in Surplus                                                   4,654,000
    Accumulated Deficit                                              (4,735,000)
                                                                   ------------


         TOTAL SHAREHOLDERS' INVESTMENT                               1,945,000
         ------------------------------                            ------------


         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT            $  6,494,000
         ----------------------------------------------            ============

                               STAR STRUCK, LTD.
                               -----------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             -----------------------------------------------------

                                                            2000            1999
                                                            ----            ----
NET SALES                                           $  7,572,000    $  8,382,000
---------

Cost of Sales                                          3,728,000       4,089,000
                                                    ------------    ------------

         GROSS PROFIT ON SALES                         3,844,000       4,293,000
         ---------------------                      ------------    ------------

OPERATING EXPENSES:
------------------
    Selling, General and Administrative                3,760,000       4,137,000
    Depreciation and Amortization                        298,000         246,000
                                                    ------------    ------------

         TOTAL OPERATING EXPENSES                      4,058,000       4,383,000
         ------------------------                   ------------    ------------

    OPERATING LOSS                                      (214,000)        (90,000)
    --------------

    Interest Expense, Net                                226,000         169,000
                                                    ------------    ------------

Loss from Continuing Operations Before Income Taxes     (440,000)       (259,000)

Provision For Income Taxes                                 -----           -----
                                                    ------------    ------------

Loss from Continuing Operations                         (440,000)       (259,000)

Income (Loss) from Discontinued Operations                 2,000        (121,000)
                                                    ------------    ------------

         NET LOSS                                   $   (438,000)   $   (380,000)
         --------                                   ------------    ------------

PER SHARE (Note 1)
---------

Basic and Diluted Loss per Common Share:

     Loss from Continuing Operations                $       (.21)   $       (.12)


     Loss from Discontinued Operations                     -----            (.06)
                                                    ------------    ------------

Net Loss per Common Share                           $       (.21)   $       (.18)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                                      2,026,000       2,026,000
                                                    ============    ============

                               STAR STRUCK, LTD.
                               -----------------

                 CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                 ---------------------------------------------

            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
            ------------------------------------------------------

                                                                   2000               1999
                                                                   ----               ----
NET SALES                                                  $  2,011,000        $ 2,993,000
---------

Cost of Sales                                                   965,000          1,526,000
                                                           ------------        -----------

         GROSS PROFIT ON SALES                                1,046,000          1,467,000
         ---------------------                             ------------        -----------

OPERATING EXPENSES:
------------------
    Selling, General and Administrative                       1,172,000          1,375,000
    Depreciation and Amortization                               102,000             82,000
                                                           ------------        -----------

         TOTAL OPERATING EXPENSES                             1,274,000          1,457,000
         ------------------------                          ------------        -----------

    OPERATING PROFIT (LOSS)                                    (228,000)            10,000
    ----------------------

    Interest Expense, Net                                       103,000             63,000
                                                           ------------        -----------

Loss from Continuing Operations Before Income Taxes            (331,000)           (53,000)

Provision For Income Taxes                                        -----              -----
                                                           ------------        -----------

Loss from Continuing Operations                                (331,000)           (53,000)

Loss from Discontinued Operations                                 -----            (51,000)
                                                           ------------        -----------

         NET LOSS                                          $   (331,000)       $  (104,000)
         --------                                          ------------        -----------

PER SHARE (Note 1)
---------

Basic and Diluted Loss per Common Share:

     Loss from Continuing Operations                       $       (.16)       $      (.03)

     Loss from Discontinued Operations                            -----               (.02)
                                                           ------------        -----------

Net Loss per Common Share                                  $       (.16)       $      (.05)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and Diluted                                             2,026,000          2,026,000
                                                           ============        ===========

                               STAR STRUCK, LTD.
                               -----------------

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
               -------------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             -----------------------------------------------------

                                                                                            2000           1999
                                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                             $  (438,000)    $ (380,000)
                                                                                     -----------     ----------

Adjustments to reconcile net loss to cash used in operating activities:

         Depreciation and amortization                                                   298,000        246,000
         Amortization of debt discount                                                    15,000          -----

         (Income) loss from discontinued operations                                       (2,000)       121,000

         Changes in operating assets and liabilities:
                  Accounts receivable                                                      9,000       (521,000)
                  Inventories                                                            149,000         17,000
                  Prepaid expenses and other current assets                             (128,000)         8,000
                  Accounts payable and accrued expenses                                 (622,000)       359,000
                  Deferred contract fees                                                (215,000)         -----
                  Changes in discontinued operations                                    (220,000)       (60,000)
                  Other                                                                    2,000         (1,000)
                                                                                     -----------     ----------

                     Total Adjustments                                                  (714,000)      169,000
                                                                                     -----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                                                 (1,152,000)      (211,000)
                                                                                     -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of Fixed Assets                                                             (33,000)       (39,000)
                                                                                     -----------     ----------

NET CASH USED IN INVESTING ACTIVITIES                                                    (33,000)       (39,000)
                                                                                     -----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from Revolving Line of Credit                                               253,000        405,000
    Proceeds from Shareholder Investment                                               1,000,000          -----
    Payment on Notes Payable                                                            (124,000)      (176,000)
                                                                                     -----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              1,129,000        229,000
                                                                                     -----------     ----------

NET DECREASE IN CASH                                                                     (56,000)       (21,000)

CASH AT BEGINNING OF PERIOD                                                               56,000         21,000
                                                                                     -----------     ----------

CASH AT END OF PERIOD                                                                $     -----     $    -----
                                                                                     -----------     ----------

                               STAR STRUCK, LTD.
                               -----------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 2000
                              ------------------

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

(2) Business Segments
    -----------------

The Company's operations by business segment for the periods ended September 30, 2000 and 1999 were as follows:

                                                        Battery
                                                     & Watch Strap      Sports Apparel
                  2000                                Distribution       Distribution       Total
                  ----                                ------------       ------------       -----
                  Net Sales                          $  5,916,000        $ 1,656,000     $ 7,572,000

                  Operating Profit/(Loss)            $    118,000        $  (332,000)    $  (214,000)

                  Identifiable Assets                                                    $ 6,493,000

                  Depreciation
                  & Amortization                                                         $   298,000

                  Capital Expenditures                                                   $    33,000

                                                         Battery
                                                      & Watch Strap    Sports Apparel
                  1999                                Distribution      Distribution       Total
                  ----                                ------------      ------------       -----
                  Net Sales                          $  6,907,000      $   1,475,000     $ 8,382,000

                  Operating Profit/(Loss)            $    128,000      $    (218,000)    $   (90,000)

                  Identifiable Assets                                                    $ 6,929,000

                  Depreciation
                  & Amortization                                                         $   246,000

                  Capital Expenditures                                                   $    39,000

                               STAR STRUCK, LTD.
                               ----------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 2000
                              ------------------

(3) Borrowings Under Line of Credit
    -------------------------------

The Company has $2,000,000 available in a line of credit agreement with one of its banks. This agreement extends through October 2001. At September 30, 2000, the Company had $1,865,000 outstanding under this line of credit. Under the terms of the line of credit agreement, the Company is required to meet certain covenants on a quarterly basis. As of September 30, 2000, the Company was not in compliance with two of its financial covenants.

(4) Notes Payable-Shareholders
    --------------------------

In August 2000, the Company entered into promissory notes, (the "Notes") with three of the Company's shareholders, two of which are members of the Company's management, for an aggregate of $1,000,000. Each loan bears interest at 10%, due quarterly, and the principle amount matures in August 2003. In connection with these loans, the Company issued warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $2.00 per share. The intrinsic value of these warrants of $310,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt. For the three months and nine months ended September 30, 2000, $15,000 has been amortized and is included in interest expense in the accompanying statements of operations as of September 30, 2000. These loans are subordinate to the Company's borrowings under line of credit.

(5) Recent Accounting Pronouncements
    --------------------------------

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

                               STAR STRUCK, LTD.
                               -----------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             -----------------------------------------------------

                     NINE MONTHS ENDED SEPTEMBER 30, 2000
                     ------------------------------------
                                 COMPARED TO
                                 -----------
                     NINE MONTHS ENDED SEPTEMBER 30, 1999
                     ------------------------------------

Sales. Sales from continuing operations decreased $810,000, or 9.7%, to $7,572,000 in the first nine months of 2000. Sports apparel sales increased $181,000, or 12.3%, to $1,656,000 from 1999's first nine month's sales of $1,475,000. This increase was offset by a decrease in battery and watch strap sales of $991,000, or 14.4%, from $6,907,000 to $5,916,000 in the first nine months of 2000.

Gross Profit. Gross profit decreased by $449,000 to $3,844,000 in the first nine months of 2000. Gross margin decreased to 50.8% in the first nine months of 2000 compared to 51.2% for the same period in 1999. For the first nine months of 2000, sports apparel sales, which represented 21.9% of total revenue, had a gross margin of 46.2%. This is a decrease from 1999's first nine month's gross margin of 48.6%. Gross margin on battery and watch strap sales increased to 52.0% in the first nine months of 2000 compared to 51.8% for the same period in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $377,000 to $3,760,000 in the first nine months of 2000. As a percentage of sales, selling, general and administrative expenses increased by .3% to 49.7% in the first nine months of 2000 compared to 49.4% for the same period in 1999.

Operating Profit/(Loss). Operating loss increased $124,000 to show a loss of $214,000 for the first nine months of 2000. The battery and watch strap distribution segment showed an operating profit of $118,000 in the first nine months of 2000. This is a decrease of $10,000 from 1999's first nine month's operating profit of $128,000. The operating loss for sports apparel distribution increased $114,000 from 1999's operating loss of $218,000 to show a loss of $332,000 in the first nine months of 2000.

Net Loss. Net loss for the first nine months of 2000 increased $58,000 from 1999's loss of $380,000 to show a net loss of $438,000. Included in 1999's first nine month's net loss is a $121,000 loss from discontinued operations relative to RC Manufacturing, Inc.

                               STAR STRUCK, LTD.
                               -----------------

                 ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                 --------------------------------------------

               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ------------------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
             -----------------------------------------------------

                     THREE MONTHS ENDED SEPTEMBER 30, 2000
                     -------------------------------------
                                 COMPARED TO
                                 -----------
                     THREE MONTHS ENDED SEPTEMBER 30, 1999
                     -------------------------------------

Sales. Sales from continuing operations decreased $982,000, or 32.8%, to $2,011,000 in the third quarter of 2000. Sports apparel sales increased $30,000, or 6.9%, to $464,000 from 1999's third quarter sales of $434,000. This increase was offset by a decrease in battery and watch strap sales of $1,012,000, or 39.6%, from $2,559,000 to $1,547,000 in the third quarter of 2000.

Gross Profit. Gross profit decreased by $421,000 to $1,046,000 in the third quarter of 2000. Gross margin increased to 52% in the third quarter of 2000 compared to 49% for the same period in 1999. For the third quarter of 2000, sports apparel sales, which represented 23.1% of total revenue, had a gross margin of 46.7%. This is a decrease from 1999's third quarter gross margin of 48.6%. Gross margin on battery and watch strap sales increased to 53.6% from 49.1% in the third quarter of 2000 compared to the same period in 1999.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $203,000 to $1,172,000 in the third quarter of 2000. As a percentage of sales, selling, general and administrative expenses increased by 12.4% to 58.3% in the third quarter of 2000 compared to 45.9% for the same period in 1999.

Operating Profit/(Loss). Operating profit decreased $238,000 to show a loss of $228,000 for the third quarter of 2000. The battery and watch strap distribution segment showed an operating loss of $88,000 in the third quarter of 2000. This is a decrease of $167,000 from 1999's third quarter operating profit of $79,000. The operating loss for sports apparel distribution increased $71,000 from 1999's operating loss of $69,000 to show a loss of $140,000 in the third quarter of 2000.

Net Income/(Loss). Net loss for the third quarter of 2000 increased $227,000 from 1999's loss of $104,000 to show a loss of $331,000. Included in 1999's third quarter net loss is a $51,000 loss from discontinued operations relative to RC Manufacturing, Inc.

Liquidity and Capital Resources. The Company has $2,000,000 available in a line of credit agreement with one of its banks. This agreement extends through October 2001. At September 30, 2000, the Company had $1,865,000 outstanding under this line of credit.

Under the terms of the line of credit agreement, the Company is required to meet certain covenants on a quarterly basis. As of September 30, 2000, the Company was not in compliance with two of its financial covenants.

The Company believes that it has adequate funds available to conduct and continue its business and to repay the approximate $70,000 in long-term debt which will mature in the next twelve months.

The Company plans to renegotiate the terms of its line of credit agreement which becomes due in October 2001. There can be no assurance that these negotiations will be successful or will be on terms accceptable to the Company.

At September 30, 2000 net working capital was $3,247,000.

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

                              SEPTEMBER 30, 2000
                              ------------------

Item 1. Legal Proceedings
               Not applicable

Item 2. Changes in Securities
               Not applicable

Item 3. Defaults upon Senior Securities
               Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
               None

Item 5. Other Information
               Not applicable

Item 6. Exhibits and Reports on Form 8-K
               (a) Exhibit 27-Financial Data Schedule

               (b) Reports on Form 8-K
                   A report on Form 8-K dated August 29, 2000, reporting item 7, was filed on September 8, 2000. No financial statement was filed with such report.



                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   STAR STRUCK, LTD.


Date: November 3, 2000     By: /s/ Kenneth Karlan
                               ------------------
                                   Kenneth Karlan, President

Date: November 3, 2000     By: /s/ Keith Sessler
                               -----------------
                                  Keith Sessler, Vice President