Form 10KSB
period 2000-12-31
STAR STRUCK LTD
filed 2001-04-02
CIK 771504

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




================================================================================

                                   FORM 10-KSB
================================================================================

[X]                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                  For the fiscal year ended December 31, 2000
                                            -----------------

[_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                         Commission File Number 1-8912
                                                ------

                               STAR STRUCK, LTD.
                    --------------------------------------
                 (Name of Small Business Issuer in it Charter)

              Delaware                                        36-1805030
--------------------------------------------              -------------------
      (State or other jurisdiction                         (I.R.S. Employer
    of incorporation or organization)                     Identification No.)

           1865 Palmer Avenue
           Larchmont, New York                                   10538
--------------------------------------------              -------------------
 (Address of principal executive offices)                      (Zip Code)

                                (914) 833-0649
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
     Title of each class                            on which registered
     -------------------                           ----------------------

Common Stock, $1.00 par value                      American Stock Exchange
-----------------------------                      -----------------------

Securities registered pursuant to Section 12(g) of the Act:  None

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No_____
   -----

          Check if disclosure of no delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          Issuer's revenues for its most recent fiscal year were approximately $10,536,000.

          Based on the closing sales price on March 13, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $539,000.

          The number of shares outstanding of the registrant's common stock was 2,025,899 at March 13, 2001.

          DOCUMENTS INCORPORATED BY REFERENCE: Part III - Definitive Proxy Statement relating to April 30, 2001 Annual Meeting of Shareholders. Parts I and II - Annual Report to Shareholders for the year ended December 31, 2000.

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

Star Struck, Inc.
----------------

          The Company's operating subsidiary is Star Struck, Inc. ("SSI"), a Connecticut corporation, whose principal offices are in Bethel, Connecticut. SSI is a distributor throughout the United States of watch batteries and watch straps. SSI also sells related products, such as alkaline, photo and hearing aid batteries, jewelry findings, tools and supplies.

          SSI has also distributes a line of sports apparel. These products consist principally of caps and shirts bearing logos of various professional and college sports teams. These products are manufactured for SSI by various apparel manufacturers under license from the respective teams whose logos are being used. In 2000, sales of sports apparel products were approximately $2.8 million.

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

          SSI has approximately 6,000 active customers for its watch batteries and related products. SSI's two largest customers account for 35% and 5%, respectively, of its sales.

          Governmental regulation is not a specific influence on the business of SSI, and generally compliance with environmental regulations have not been burdensome to SSI.

          SSI has approximately 60 full-time employees.

RC Manufacturing, Inc.
---------------------

          RC Manufacturing, Inc. ("RCM"), which the Company acquired in 1994, ceased doing business in November 1999. Prior to its closing, RCM manufactured and sold leather accessories and watch straps. The Company wrote off its entire investment in RCM in 1999.

Investments
-----------

          The Company generally holds its liquid assets in government securities. Government securities include only such securities as defined in the Investment Company Act of 1940, as amended.

General
-------

          The Company does not hold any patents, trademarks, licenses, franchises or concessions in connection with its business, except as described above.

          The Company expended no money on research and development in 1999 or 2000.

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

Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

          None.

                                    PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.
          --------------------------------------------------------

          The principal United States market in which the Company's common stock is traded is the American Stock Exchange. See page 14 of the Company's 2000 Annual Report to Shareholders, in the section entitled "Market and Dividend Information", for information concerning the high and low sales prices for the Company's common stock for each quarter of 1999 and 2000. That section is incorporated herein by reference. As of March 13, 2001, the Company had approximately 550 shareholders of common stock. No dividends were paid by the Company in 1999 or 2000.

Item 6.   Management's Discussion and Analysis or Plan of Operation.
          ---------------------------------------------------------

          See pages 12 and 13 of the Company's 2000 Annual Report to Shareholders. Those pages are incorporated herein by reference.

Item 7.   Financial Statements and Supplementary Data.
          -------------------------------------------

          See pages 2 through 10 of the Company's 2000 Annual Report to Shareholders. Those pages are incorporated herein by reference.

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosure.
          -------------------------------------------------------------------

          None.


                                   PART III

Item 9.   Directors and Executive Officers, Promoters and Control Persons;
          ----------------------------------------------------------------
          Compliance with Section 16(a) of the Exchange Act.
          --------------------------------------------------

          See the sections entitled "Nominees for Election as Directors" and "Executive Officers and Executive Compensation" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001 for information concerning directors, executive officers, promoters and control persons of the Company. Those sections are incorporated herein by reference.

Item 10.  Executive Compensation.
          ----------------------

          See the section entitled "Executive Officers and Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001 for information concerning executive compensation. That section is incorporated herein by reference.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          See the sections entitled "Executive Officers and Executive Compensation -- Stock Options," "Security Ownership of Management" and "Other Principal Holders of Voting Securities" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001. Those sections are incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          See the section entitled "Nominees for Election as Directors -- Additional Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on April 30, 2001. That section is incorporated herein by reference.

Item 13.  Exhibits, Lists and Reports on Form 8-K.
          ---------------------------------------

     (a) Financial Statements.
         --------------------

          (1) A copy of the Company's Annual Report to Shareholders for the year ended December 31, 2000 has been furnished as an exhibit to this Annual Report on Form 10-KSB. Pages 3 through 11 of such Annual Report to Shareholders contain the Consolidated Balance Sheet as of December 31, 2000, and the Consolidated Statements of Income, Shareholders' Investment and Cash Flows and Notes to Consolidated Financial Statements for each of the two years ended December 31, 2000 and 1999, and the Auditors' Report covering the aforementioned financial statements. These Financial Statements and the Auditors' Report thereon are incorporated herein by reference.

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

               *(3) (b) Amendment to the Articles of Incorporation of the Company, changing the name of the Company to Star Struck, Ltd.

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

                     *(f) Form of 10% Promissory Note due August 31, 2003, filed as Exhibit 10.1 to the Company's Report on Form 8-K filed September 8, 2000, is incorporated herein by reference.

                     *(g)   Form of Common Stock Purchase Warrant, filed as
                            Exhibit 10.2 to the Company's Report on Form 8-K filed September 8, 2000, is incorporated herein by reference.

                     *(h) Registration Rights Agreement, dated August 7, 2000, among Star Struck, Ltd., Kenneth Karlan, Marilyn Karlan and Peter Nisselson, filed as Exhibit 10.3 to the Company's Report on

                            Form 8-K filed September 8, 2000, is incorporated herein by reference.

                     *(I) Fifth Amendment Agreement, dated August 7, 2000, among Kenneth Karlan, Keith Sessler, Star Struck, Ltd. and People's Bank, filed as Exhibit 10.4 to the Company's Report on Form 8-K filed September 8, 2000, is incorporated herein by reference.

                     *(j) Mortgage Modification Agreement, dated August 7, 2000, between Star Struck, Inc. and People's Bank filed as Exhibit 10.5 to the Company's Report on Form 8-K filed September 8, 2000, is incorporated herein by reference.

                     *(k) Subordination Agreement, dated August 7, 2000, among People's Bank, Kenneth Karlan, Marilyn Karlan, Peter Nisselson and Star Struck, Inc. filed as Exhibit
                            10.6 to the Company's Report on Form 8-K filed September 8, 2000, is incorporated herein by reference.

               *(11) Statement re: Computation of Per Share Earnings. See page 7 of the Company's 1999 Annual Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.







---------------------------

       *Incorporated by reference.


               (13) The Company's 2000 Annual Report to Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).
              *(21) The Company owns 100% of the outstanding shares of Star
               Struck, Inc., a Connecticut corporation.

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

                               STAR STRUCK, LTD.


                               By: /s/ Kenneth Karlan
                                   -------------------------------
                                   Kenneth Karlan, President
                                   And Chief Executive Officer
                                   March 30, 2001






                               By: /s/ Lawrence J. Goldstein
                                   -------------------------------
                                   Lawrence J. Goldstein,
                                   Vice President and Treasurer
                                   March 30, 2000


Dated: March 30, 2001

          In accordance with the Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Lawrence J. Goldstein
-------------------------------------
Lawrence J. Goldstein, March 30, 2001
(Director)

/s/ Kenneth Karlan
------------------------------
Kenneth Karlan, March 30, 2001
(Director)


/s/ Robert Morris
-----------------------------
Robert Morris, March 30, 2001
(Director)


/s/ Peter Nisselson
-------------------------------
Peter Nisselson, March 30, 2001
(Director)


/s/ Arthur Salzfass
-------------------------------
Arthur Salzfass, March 30, 2001
(Director)


/s/ Keith Sessler
-----------------------------
Keith Sessler, March 30, 2001
(Director)


/s/ Michael Sweedler
--------------------------------
Michael Sweedler, March 30, 2001
(Director)