Form 10QSB
period 2001-03-31
STAR STRUCK LTD
filed 2001-05-14
CIK 771504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 2001
                               -------------------------------------------------

                                       OR

[ ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------  -------------------------------------

Commission File Number                1-8912
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


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes      No
   ---     ---

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at May 4, 2001.
      -------------------------------------------------

                               STAR STRUCK, LTD.
                               -----------------

                                  FORM 10-QSB
                                  -----------

                                     INDEX
                                     -----

                                MARCH 31, 2001
                                --------------


PART I.  FINANCIAL INFORMATION                                                      Page No.
                                                                                    -------
         ITEM 1.

                     Consolidated Balance Sheets-
                     March 31, 2001 (unaudited) and
                     December 31, 2000 (audited)                                    1 & 2

                     Consolidated Statements of Operations-unaudited
                     Three Months Ended March 31, 2001 and 2000                     3

                     Consolidated Statements of Cash Flows-unaudited
                     Three Months Ended March 31, 2001 and 2000                     4

                     Notes to Consolidated Financial Statements-
                     March 31, 2001                                                 5 & 6

         ITEM 2.

                     Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                            7

PART II. OTHER INFORMATION                                                          8

                                STAR STRUCK, LTD.
                                -----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                      ------------------------------------
                                   A S S E T S
                                   -----------

                                                                                             2001                2000
                                                                                             ----                ----
                                                                                         (Unaudited)          (Audited)
CURRENT ASSETS:
--------------
    Cash                                                                                $        --        $    78,000
    Accounts receivable, less allowance for doubtful
         accounts of $108,000 in 2001 and 2000                                            1,162,000            925,000
    Inventories                                                                           2,262,000          2,488,000
    Prepaid expenses and other current assets                                               535,000            512,000
                                                                                        -----------        -----------


         TOTAL CURRENT ASSETS                                                             3,959,000          4,003,000
         --------------------                                                           -----------        -----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

    Land, building and improvements                                                       1,235,000          1,235,000
    Machinery and equipment                                                                 757,000            737,000
                                                                                        -----------        -----------
                                                                                          1,992,000          1,972,000
    Less:  accumulated depreciation                                                         769,000            735,000
                                                                                        -----------        -----------


         PROPERTY, PLANT AND EQUIPMENT, NET                                               1,223,000          1,237,000
         ----------------------------------                                             -----------        -----------


INTANGIBLE ASSETS AND GOODWILL, NET                                                         461,000            512,000
-----------------------------------                                                     -----------        -----------


         TOTAL ASSETS                                                                   $ 5,643,000        $ 5,752,000
         ------------                                                                   ===========        ===========






The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                      MARCH 31, 2001 AND DECEMBER 31, 2000
                      ------------------------------------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------

                                                                                           2001               2000
                                                                                           ----               ----
                                                                                        (Unaudited)         (Audited)
CURRENT LIABILITIES:
-------------------
    Note payable-Officer                                                             $       67,000    $       42,000
    Accounts payable and accrued expenses                                                 1,239,000         1,168,000
    Borrowings under line of credit                                                       1,479,000         1,646,000
    Current portion of notes payable                                                         62,000            68,000
                                                                                     --------------    --------------


         TOTAL CURRENT LIABILITIES                                                        2,847,000         2,924,000
         -------------------------                                                   --------------    --------------


OTHER LIABILITIES:
-----------------

    Notes payable                                                                           536,000           548,000
    Notes payable-Shareholders                                                              812,000           792,000
                                                                                     --------------    --------------


         TOTAL LIABILITIES                                                                4,195,000         4,264,000
         -----------------                                                           --------------    --------------


SHAREHOLDERS' INVESTMENT:
------------------------

    Preferred shares, $1 par value-500,000 shares
         authorized; none issued and outstanding                                              -----             -----
    Common shares, $1 par value-5,000,000 shares
         authorized; issued and outstanding-
         2,026,000 shares                                                                 2,026,000         2,026,000
    Paid-in surplus                                                                       4,584,000         4,584,000
    Accumulated deficit                                                                  (5,162,000)       (5,122,000)
                                                                                     --------------    --------------


         TOTAL SHAREHOLDERS' INVESTMENT                                                   1,448,000         1,488,000
         ------------------------------                                              --------------    --------------


         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                              $    5,643,000    $    5,752,000
         ----------------------------------------------                              ==============    ==============


The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                -------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------

                                                                                            2001                       2000
                                                                                            ----                       ----
NET SALES                                                                           $  2,499,000               $  2,667,000
---------

COST OF SALES                                                                          1,236,000                  1,355,000
-------------                                                                          ---------                  ---------

         GROSS PROFIT ON SALES                                                         1,263,000                  1,312,000
         ---------------------                                                         ---------                  ---------

OPERATING EXPENSES:
------------------
    Selling, general and administrative                                                1,105,000                  1,271,000
    Depreciation and amortization                                                        102,000                     95,000
                                                                                      ----------                -----------

         TOTAL OPERATING EXPENSES                                                      1,207,000                  1,366,000
         ------------------------                                                      ---------                  ---------


    OPERATING PROFIT (LOSS)                                                               56,000                    (54,000)
    ----------------------

    Interest expense, net                                                                 96,000                     59,000
                                                                                       ---------                -----------

Loss before provision for income taxes                                                   (40,000)                  (113,000)

Provision for income taxes                                                                 -----                      -----
                                                                                  --------------              -------------

         NET LOSS                                                                 $      (40,000)             $    (113,000)
         --------                                                                 ==============              =============

PER SHARE (Note 1)
---------

Basic and diluted loss per common share:

Net loss per common share                                                         $         (.02)             $        (.06)
                                                                                  ==============              =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and diluted                                                                      2,026,000                  2,026,000
                                                                                  ==============              =============






The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                -------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------

                                                                                            2001                       2000
                                                                                            ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                                                                             $   (40,000)              $   (113,000)
                                                                                     -----------               ------------

Adjustments to reconcile net loss to cash provided by operating activities:

         Depreciation and amortization                                                   102,000                     95,000
         Amortization of debt discount                                                    20,000                         --

         Changes in operating assets and liabilities:
                  Accounts receivable                                                   (237,000)                  (188,000)
                  Inventories                                                            226,000                    (64,000)
                  Prepaid expenses and other current assets                              (23,000)                    85,000
                  Accounts payable and accrued expenses                                   71,000                    387,000
                  Deferred contract fees                                                 (17,000)                  (152,000)
                                                                                     -----------               ------------

                     Total Adjustments                                                   142,000                    163,000
                                                                                     -----------               ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                102,000                     50,000
                                                                                     -----------               ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of assets                                                              --                     19,000
    Purchase of fixed assets                                                             (20,000)                   (12,000)
                                                                                     -----------               ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                      (20,000)                     7,000
                                                                                     -----------               ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from note payable-officer                                                    25,000                      -----
    Payments on line of credit, net                                                     (167,000)                   (52,000)
    Payments on notes payable                                                            (18,000)                   (61,000)
                                                                                     -----------               ------------

NET CASH USED IN FINANCING ACTIVITIES                                                   (160,000)                  (113,000)
                                                                                     -----------               ------------

NET DECREASE IN CASH                                                                     (78,000)                   (56,000)

CASH AT BEGINNING OF PERIOD                                                               78,000                     56,000
                                                                                     -----------               ------------

CASH AT END OF PERIOD                                                                $        --               $         --
                                                                                     -----------               ------------


The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 2001
                                 --------------


(1) Basis of Presentation
    ---------------------

The consolidated financial statements heretofore presented have been prepared by Star Struck, Ltd., ("the Company" or "SSL"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The interim figures presented are unaudited and are subject to any adjustments which may result from the year-end audit of the Company's consolidated financial statements. However, in the opinion of management, the information furnished reflects all adjustments necessary to fairly state the consolidated financial statements for the interim periods presented.

Net loss per common share is computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares used in the computation of earnings per share was 2,026,000 for 2001 and 2000.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.


(2) Inventories
    -----------

Inventories, with the exception of gold, are stated at the lower of cost (first-in, first-out) or market. Gold inventory (approximately $71,000 at March 31, 2001) is valued at market. Inventories consist principally of finished goods.


(3) Business Segments
    -----------------

The Company's operations by business segment for the periods ended March 31, 2001 and 2000 were as follows:



                                                        Battery
                                                      & Watch Strap     Sports Apparel
                  2001                                Distribution       Distribution          Total
                  ----                                ------------       ------------          -----
                  Net Sales                          $  2,095,000      $    404,000      $   2,499,000

                  Operating Profit/(Loss)            $    155,000      $    (99,000)     $      56,000



                                                        Battery
                                                      & Watch Strap     Sports Apparel
                  2001                                Distribution       Distribution          Total
                  ----                                ------------       ------------          -----

                  Net Sales                          $   2,243,000     $     424,000     $   2,667,000

                  Operating Profit/(Loss)            $      53,000     $    (107,000)    $     (54,000)

                                STAR STRUCK, LTD.
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 2001
                                 --------------



(4) Borrowings Under Line of Credit
    -------------------------------

The Company has a $3,000,000 line of credit agreement with one of its banks, as amended. Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank. The amount available under the Borrowing Base was approximately $153,000 at March 31, 2001. This agreement extends through October 2001 and bears interest at the prime rate plus three-quarters of one percent (9.25% at March 31, 2001). The Company's accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit. The agreement contains certain financial covenants, including the requirement for Star Struck, Inc. to maintain a minimum tangible net worth and debt service coverage ratio. Star Struck, Inc. did not comply with these covenants at March 31, 2001 and was in default of the line of credit agreement. The Company is currently negotiating the extension of the current agreement, as well as a new agreement. As of March 31, 2001, the Company had $1,479,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheet.

(5) Related Party Notes Payable
    ---------------------------

In August 2000, the Company entered into promissory notes, (the "Notes") with three of the Company's shareholders, two of which are members of the Company's management, for an aggregate of $1,000,000. Each note bears interest at 10%, due quarterly, and the principal amount matures in August 2003. In connection with these loans, the Company issued warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $2.00 per share. The fair value of these warrants of $240,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt. These loans are subordinate to the Company's borrowings under the line of credit. Interest expense for notes payable to shareholders totaled $45,000 for the three months ended March 31, 2001. Included in this amount is $20,000 of amortized debt discount.

The note payable to an officer of the Company is a non-interest bearing note payable on demand related to working capital advances.

(6) Recent Accounting Pronouncements
    --------------------------------

In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends the accounting and reporting standards of SFAS No. 133. SFAS No. 133 was previously amended by SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
               --------------------------------------------------


                        THREE MONTHS ENDED MARCH 31, 2001
                        ---------------------------------
                                  COMPARED TO
                                  -----------
                        THREE MONTHS ENDED MARCH 31, 2000
                        ---------------------------------


Sales. Sales from continuing operations decreased $168,000, or 6.3%, to $2,499,000 in the first three months of 2001. Sports apparel sales decreased $20,000, or 4.7%, to $404,000 from 2000's first three month's sales of $424,000.
This decrease was combined with a decrease in battery and watch strap sales of $148,000, or 6.6%, from $2,243,000 to $2,095,000 in the first three months of
2001.

Gross Profit. Gross profit decreased by $49,000 to $1,263,000 in the first three months of 2001. Gross margin increased 1.3% to 50.5% for the first three months of 2001 compared to 49.2% for the same period in 2000. For the first three months of 2001, sports apparel sales, which represented 16.2% of total revenue, had a gross margin of 44.0%. This is a decrease from 2000's first three month's gross margin of 45.3%. Gross margin on battery and watch strap sales was 51.8% for the first three months of 2001 compared to 49.9% for the same period in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $166,000 to $1,105,000 in the first three months of 2001. As a percentage of sales, selling, general and administrative expenses decreased by 3.5% to 44.2% in the first three months of 2001 compared to 47.7% for the same period in 2000.

Operating Profit/(Loss). Operating profit increased $110,000 resulting in a profit of $56,000 for the first three months of 2001. The battery and watch strap distribution segment showed an operating profit of $155,000 for the first three months of 2001. This is an increase of $102,000 from 2000's first three month's operating profit of $53,000. The operating loss for sports apparel distribution decreased $8,000 from 2000's operating loss of $107,000 to show a loss of $99,000 for the first three months of 2001.

Interest Expense. Net interest expense was $96,000 during the first three months of 2001 versus $59,000 for the same period in 2000. Approximately $37,000 in interest expense related to the borrowing on the Company's outstanding line of credit compared to $42,000 in 2000. Interest on a mortgage totaled approximately $14,000 in the first three months of 2001. Interest expense for notes payable to shareholders totaled $45,000 for the three months ended March 31, 2001. Included in this amount is $20,000 of amortized debt discount.

Net Loss. Net loss for the first three months of 2001 decreased $73,000 from 2000's loss of $113,000 to show a net loss of $40,000.

Liquidity and Capital Resources. The Company has a $3,000,000 line of credit agreement with one of its banks, as amended. Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank. The amount available under the Borrowing Base was approximately $153,000 at March 31, 2001. This agreement extends through October 2001 and bears interest at the prime rate plus three-quarters of one percent (9.25% at March 31, 2001). The Company's accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit. The agreement contains certain financial covenants, including the requirement for Star Struck, Inc. to maintain a minimum tangible net worth and debt service coverage ratio. Star Struck, Inc. did not comply with these covenants at March 31, 2001 and was in default of the line of credit agreement. The Company is currently negotiating the extension of the current agreement, as well as a new agreement. As of March 31, 2001, the Company had $1,479,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheet.

At March 31, 2001 net working capital was $1,112,000.

                           PART II - OTHER INFORMATION
                           ---------------------------

                                STAR STRUCK, LTD.
                                -----------------

                                 MARCH 31, 2001
                                 --------------


         Item 1.  Legal Proceedings
                           None

         Item 2.  Changes in Securities
                           None

         Item 3.  Defaults upon Senior Securities
                           None

         Item 4.  Submission of Matters to a Vote of Security Holders
                           None

         Item 5.  Other Information
                           None

         Item 6.  Exhibits and Reports on Form 8-K
                           None





                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             STAR STRUCK, LTD.


         Date: May 4, 2001          By: /s/ Kenneth Karlan
                                       --------------------------------------
                                            Kenneth Karlan, President


         Date: May 4, 2001          By: /s/ Keith Sessler
                                       --------------------------------------
                                            Keith Sessler, Vice President