Form 10QSB
period 2001-06-30
STAR STRUCK LTD
filed 2001-08-13
CIK 771504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           June 30, 2001
                               -----------------------------------------------
                                             OR

[  ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                               ----------    ---------------------------------

Commission File Number                     1-8912
                        ------------------------------------------------------

                                STAR STRUCK, LTD.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                      36-1805030
------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

       1865 Palmer Avenue
        Larchmont, NY                                        10538
------------------------------------------------------------------------------
 (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number               (914) 833-0649
                         -----------------------------------------------------


------------------------------------------------------------------------------
 Former name, former address and former fiscal year, if changed since last report.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes__ No__


APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at August 2, 2001.
                   ----------------------------------------------------

                                STAR STRUCK, LTD.
                                -----------------

                                   FORM 10-QSB
                                   -----------

                                      INDEX
                                      ------

                                  JUNE 30, 2001
                                  -------------





PART I.           FINANCIAL INFORMATION                                                 Page No.
                                                                                        -------

                  ITEM 1.

                               Consolidated Balance Sheets-
                               June 30, 2001 (unaudited) and
                               December 31, 2000 (audited)                              1 & 2

                               Consolidated Statements of Operations-unaudited
                               Six Months Ended June 30, 2001 and 2000                  3

                               Consolidated Statements of Operations-unaudited
                               Three Months Ended June 30, 2001 and 2000                4

                               Consolidated Statements of Cash Flows-unaudited
                               Six Months Ended June 30, 2001 and 2000                  5

                               Notes to Consolidated Financial Statements-
                               June 30, 2001                                            6 & 7

                  ITEM 2.

                               Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                      8 & 9


PART II.          OTHER INFORMATION                                                     10 & 11

                                STAR STRUCK, LTD.
                                -----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                       -----------------------------------
                                   A S S E T S
                                   -----------



                                                                   2001             2000
                                                                   ----             ----
                                                                (Unaudited)       (Audited)
CURRENT ASSETS:
--------------

    Cash                                                    $      -----        $   78,000
    Accounts receivable, less allowance for doubtful
         accounts of $108,000 in 2001 and 2000                   786,000           925,000
    Inventories (Note 1)                                       2,504,000         2,488,000
    Prepaid expenses and other current assets                    689,000           512,000
                                                            ------------        ----------

         TOTAL CURRENT ASSETS                                  3,979,000         4,003,000
         --------------------                               ------------        ----------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

    Land, building and improvements                            1,235,000         1,235,000
    Machinery and equipment                                      765,000           737,000
                                                            ------------        ----------

                                                               2,000,000         1,972,000
    Less:  accumulated depreciation                              804,000           735,000
                                                            ------------        ----------

         PROPERTY, PLANT AND EQUIPMENT, NET                    1,196,000         1,237,000
         ----------------------------------                 ------------        ----------

INTANGIBLE ASSETS AND GOODWILL, NET                              399,000           512,000
-----------------------------------                          -----------        ----------

         TOTAL ASSETS                                       $  5,574,000       $ 5,752,000
         ------------                                       ------------        ----------



 The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                       -----------------------------------
                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------




                                                                             2001                 2000
                                                                             ----                 ----
                                                                          (Unaudited)          (Audited)
CURRENT LIABILITIES:
-------------------

    Note payable-Officer (Note 5)                                        $     -----      $     42,000
    Accounts payable and accrued expenses                                  1,396,000         1,168,000
    Borrowings under line of credit (Note 4)                               1,307,000         1,646,000
    Current portion of notes payable                                          57,000            68,000
                                                                           ---------         ---------

         TOTAL CURRENT LIABILITIES                                         2,760,000         2,924,000
         -------------------------                                         ---------         ---------

OTHER LIABILITIES:
-----------------

    Notes payable                                                            524,000           548,000
    Notes payable-Shareholders (Note 5)                                      832,000           792,000
                                                                           ---------         ---------
         TOTAL LIABILITIES                                                 4,116,000         4,264,000
         -----------------                                                 ---------         ---------

SHAREHOLDERS' INVESTMENT:
------------------------

    Preferred shares, $1 par value-500,000 shares
         authorized; none issued and outstanding                               -----             -----
    Common shares, $1 par value-5,000,000 shares
         authorized; issued and outstanding-
            2,026,000 shares                                               2,026,000         2,026,000
    Paid-in surplus                                                        4,584,000         4,584,000
    Accumulated deficit                                                   (5,152,000)       (5,122,000)
                                                                           ---------         ---------

         TOTAL SHAREHOLDERS' INVESTMENT                                    1,458,000         1,488,000
         ------------------------------                                    ---------         ---------

         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                 $  5,574,000       $ 5,752,000
         ----------------------------------------------                    =========         =========


 The accompanying notes are an integral part of these consolidated financial statements.


                                STAR STRUCK, LTD.
                                -----------------
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                -------------------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------



                                                                               2001                2000
                                                                               ----                ----


NET SALES                                                              $  4,861,000        $  5,561,000
---------

COST OF SALES                                                             2,295,000           2,763,000
-------------                                                             ---------           ---------

         GROSS PROFIT ON SALES                                            2,566,000           2,798,000
         ---------------------                                            ---------           ---------

OPERATING EXPENSES:
------------------
    Selling, general and administrative                                   2,200,000           2,588,000
    Depreciation and amortization                                           205,000             196,000
                                                                          ---------           ---------
         TOTAL OPERATING EXPENSES                                         2,405,000           2,784,000
         ------------------------                                         ---------           ---------

    OPERATING PROFIT                                                        161,000              14,000
    ----------------
    Interest expense, net                                                   181,000             123,000
                                                                          ---------           ---------

Loss from continuing operations before provision for income taxes           (20,000)           (109,000)

Provision for income taxes                                                    -----               -----
                                                                          ---------           ---------

Loss from continuing operations                                             (20,000)           (109,000)
(Loss) Income from discontinued operations                                  (10,000)              2,000
                                                                          ---------           ---------

         NET LOSS                                                      $    (30,000)       $   (107,000)
         --------                                                         =========           =========

PER SHARE (Note 1)
---------

Basic and diluted loss per common share:

Loss from continuing operations                                        $       (.01)       $       (.05)

(Loss) Income from discontinued operations                                    -----                ----
                                                                          ---------           ---------

Net loss per common share                                              $       (.01)       $       (.05)
                                                                          =========           =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and diluted                                                         2,026,000           2,026,000
                                                                          =========           =========




 The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------
                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                -------------------------------------------------
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                -------------------------------------------------





                                                                              2001              2000
                                                                              ----              ----


NET SALES                                                                 $  2,361,000      $  2,894,000
---------

COST OF SALES                                                                1,058,000         1,408,000
-------------                                                                ---------         ---------

         GROSS PROFIT ON SALES                                               1,303,000         1,486,000
         ---------------------                                               ---------         ---------

OPERATING EXPENSES:
------------------
    Selling, general and administrative                                      1,095,000         1,317,000
    Depreciation and amortization                                              103,000           101,000
                                                                             ---------         ---------

         TOTAL OPERATING EXPENSES                                            1,198,000         1,418,000
         ------------------------                                            ---------         ---------


    OPERATING PROFIT                                                           105,000            68,000
    ----------------

    Interest expense, net                                                       85,000            64,000
                                                                             ---------         ---------

Income from continuing operations before provision for income taxes             20,000             4,000

Provision for income taxes                                                       -----             -----
                                                                             ---------         ---------

Income from continuing operations                                               20,000             4,000

(Loss) Income from discontinued operations                                     (10,000)            2,000
                                                                             ---------         ---------

         NET INCOME                                                       $     10,000      $      6,000
         ----------                                                          =========         =========

PER SHARE (Note 1)
---------

Basic and diluted income per common share:

Income from continuing operations                                         $        .01      $        .01

(Loss) Income from discontinued operations                                       -----             -----
                                                                             ---------         ---------

Net income per common share                                               $        .01      $        .01
                                                                             =========         =========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------
Basic and diluted                                                            2,026,000         2,026,000
                                                                             =========         =========


 The accompanying notes are an integral part of these consolidated financial statements.

                                      - 4 -

                                STAR STRUCK, LTD.
                                -----------------
                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                -------------------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------



                                                                                            2001                2000
                                                                                            ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                             $   (30,000)        $   (107,000)
                                                                                         -------              -------
Adjustments to reconcile net loss to net cash provided by operating activities:

         Depreciation and amortization                                                   205,000              196,000
         Amortization of debt discount                                                    40,000                -----
         Loss (Income) from discontinued operations                                       10,000               (2,000)

         Changes in operating assets and liabilities:

                  Accounts receivable                                                    139,000              238,000
                  Inventories                                                            (16,000)             116,000
                  Prepaid expenses and other current assets                             (177,000)            (173,000)
                  Accounts payable and accrued expenses                                  228,000              264,000
                  Deferred contract fees                                                 (23,000)            (208,000)
                                                                                        --------              -------

                     Total Adjustments                                                   406,000              431,000
                                                                                        --------              -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                376,000              324,000
                                                                                        --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of assets                                                           -----               19,000
    Purchase of fixed assets                                                             (28,000)             (31,000)
                                                                                        --------              -------

NET CASH USED IN INVESTING ACTIVITIES                                                    (28,000)             (12,000)
                                                                                        --------              -------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from note payable-officer                                                    25,000                -----
    Payments on note payable-officer                                                     (67,000)               -----
    Payments on line of credit, net                                                     (339,000)            (263,000)
    Payments on notes payable                                                            (35,000)            (107,000)
                                                                                        --------              -------

NET CASH USED IN FINANCING ACTIVITIES                                                   (416,000)            (370,000)
                                                                                        --------              -------

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                   (10,000)               2,000
                                                                                        --------              -------

NET DECREASE IN CASH                                                                     (78,000)             (56,000)

CASH AT BEGINNING OF PERIOD                                                               78,000               56,000
                                                                                        --------              -------

CASH AT END OF PERIOD                                                                $     -----         $      -----
                                                                                        --------              -------


 The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 2001
                                  -------------

(1) Basis of Presentation
    ---------------------

The consolidated financial statements heretofore presented have been prepared by Star Struck, Ltd., ("the Company" or "SSL"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The interim figures presented are unaudited and are subject to any adjustments which may result from the year-end audit of the Company's consolidated financial statements. However, in the opinion of management, the information furnished reflects all adjustments necessary to fairly state the consolidated financial statements for the interim periods presented.

Net (loss) income per common share is computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares used in the computation of earnings per share was 2,026,000 for 2001 and 2000.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.

(2) Inventories
    -----------

Inventories, with the exception of gold, are stated at the lower of cost (first-in, first-out) or market. Gold inventory (approximately $62,000 at June 30, 2001) is valued at market. Inventories consist principally of finished goods.

(3) Business Segments
    -----------------

The Company's operations by business segment for the periods ended June 30, 2001 and 2000 were as follows:




                                           Battery
                                        & Watch Strap      Sports Apparel
    2001                                Distribution       Distribution        Total
    ----                                ------------       ------------        -----

    Net Sales                          $  3,704,000       $ 1,157,000      $ 4,861,000

    Operating Profit/(Loss)            $    297,000       $  (136,000)     $   161,000





                                           Battery
                                        & Watch Strap      Sports Apparel
    2000                                Distribution       Distribution        Total
    ----                                ------------       ------------        -----

    Net Sales                          $  4,369,000       $ 1,192,000      $ 5,561,000

    Operating Profit/(Loss)            $    206,000       $  (192,000)     $    14,000



                                STAR STRUCK, LTD.
                                -----------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                  JUNE 30, 2001
                                  --------------

 (4) Borrowings Under Line of Credit
     -------------------------------
 The Company has a $3,000,000 line of credit agreement with one of its banks, as amended. Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank. The amount available under the Borrowing Base was approximately $99,000 at June 30, 2001. This agreement extends through October 2001 and bears interest at the prime rate plus three-quarters of one percent (7.75% at June 30, 2001). The Company's accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit. The agreement contains certain financial covenants, including the requirement for Star Struck, Inc. to maintain a minimum tangible net worth and debt service coverage ratio. Star Struck, Inc. did not comply with these covenants at June 30, 2001 and was in default of the line of credit agreement. The Company is currently negotiating the extension of the current agreement, as well as a new agreement. As of June 30, 2001, the Company had $1,307,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheet.

(5)  Related Party Notes Payable
     ---------------------------

In August 2000, the Company entered into promissory notes, (the "Notes") with three of the Company's shareholders, two of which are members of the Company's management, for an aggregate of $1,000,000. Each note bears interest at 10%, due quarterly, and the principal amount matures in August 2003. In connection with these loans, the Company issued warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $2.00 per share. The fair value of these warrants of approximately $240,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt. These loans are subordinate to the Company's borrowings under the line of credit. Interest expense for notes payable to shareholders totaled $90,000 for the six months ended June 30, 2001. Included in this amount is $40,000 of amortized debt discount.

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

                                STAR STRUCK, LTD.
                                -----------------
                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------


                         SIX MONTHS ENDED JUNE 30, 2001
                         ------------------------------
                                  COMPARED TO
                                  -----------
                         SIX MONTHS ENDED JUNE 30, 2000
                         ------------------------------

Sales. Sales from continuing operations decreased $700,000, or 12.6%, to $4,861,000 in the first six months of 2001. Sports apparel sales decreased $35,000, or 2.9%, to $1,157,000 from 2000's first six month's sales of $1,192,000. This decrease was combined with a decrease in battery and watch strap sales of $665,000, or 15.2%, from $4,369,000 to $3,704,000 in the first six months of 2001.

Gross Profit. Gross profit decreased by $232,000 to $2,566,000 in the first six months of 2001. Gross margin increased 2.5% to 52.8% for the first six months of 2001 compared to 50.3% for the same period in 2000. For the first six months of 2001, sports apparel sales, which represented 23.8% of total revenue, had a gross margin of 48.7%. This is an increase from 2000's first six month's gross margin of 46.7%. Gross margin on battery and watch strap sales was 54.1% for the first six months of 2001 compared to 51.3% for the same period in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $388,000 to $2,200,000 in the first six months of 2001. As a percentage of sales, selling, general and administrative expenses decreased by 1.2% to 45.3% in the first six months of 2001 compared to 46.5% for the same period in 2000.

Operating Profit/(Loss). Operating profit increased $147,000 resulting in a profit of $161,000 for the first six months of 2001. The battery and watch strap distribution segment showed an operating profit of $297,000 for the first six months of 2001. This is an increase of $91,000 from 2000's first six month's operating profit of $206,000. The operating loss for sports apparel distribution decreased $56,000 from 2000's operating loss of $192,000 to show a loss of $136,000 for the first six months of 2001.

Interest Expense. Net interest expense was $181,000 during the first six months of 2001 versus $123,000 for the same period in 2000. Approximately $64,000 in interest expense related to the borrowing on the Company's outstanding line of credit compared to $91,000 in 2000. Interest on a mortgage totaled approximately $27,000 in the first six months of 2001 compared to $30,000 in 2000. Interest expense for notes payable to shareholders totaled $90,000 for the six months ended June 30, 2001. Included in this amount is $40,000 of amortized debt discount for the six months ended June 30, 2001.

Net Loss. Net loss for the first six months of 2001 decreased $77,000 from 2000's loss of $107,000 to show a net loss of $30,000.

Liquidity and Capital Resources. The Company has a $3,000,000 line of credit agreement with one of its banks, as amended. Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank. The amount available under the Borrowing Base was approximately $99,000 at June 30, 2001. This agreement extends through October 2001 and bears interest at the prime rate plus three-quarters of one percent (7.75% at June 30, 2001). The Company's accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit. The agreement contains certain financial covenants, including the requirement for Star Struck, Inc. to maintain a minimum tangible net worth and debt service coverage ratio. Star Struck, Inc. did not comply with these covenants at June 30, 2001 and was in default of the line of credit agreement. The Company is currently negotiating the extension of the current agreement, as well as a new agreement. As of June 30, 2001, the Company had $1,307,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheet.

At June 30, 2001 net working capital was $1,219,000.

                                STAR STRUCK, LTD.
                                ----------------
                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                 -----------------------------------------------
                        THREE MONTHS ENDED JUNE 30, 2001
                        --------------------------------
                                  COMPARED TO
                                  -----------
                        THREE MONTHS ENDED JUNE 30, 2000
                        --------------------------------

Sales. Sales from continuing operations decreased $533,000, or 18.4%, to $2,361,000 in the second quarter of 2001. Sports apparel sales decreased $15,000, or 2.0%, to $753,000 from 2000's second quarter sales of $768,000. This decrease was combined with a decrease in battery and watch strap sales of $518,000, or 24.3%, from $2,126,000 to $1,608,000 in the second quarter of 2001.

Gross Profit. Gross profit decreased by $183,000 to $1,303,000 in the second quarter of 2001. Gross margin increased 3.9% to 55.2% for the second quarter of 2001 compared to 51.3% for the same period in 2000. For the second quarter of 2001, sports apparel sales, which represented 31.9% of total revenue, had a gross margin of 51.3%. This is an increase from 2000's second quarter gross margin of 47.5%. Gross margin on battery and watch strap sales was 57.0% for the second quarter of 2001 compared to 52.7% for the same period in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $222,000 to $1,095,000 in the second quarter of 2001. As a percentage of sales, selling, general and administrative expenses increased by .9% to 46.4% in the second quarter of 2001 compared to 45.5% for the same period in 2000.

Operating Profit/(Loss). Operating profit increased $37,000 resulting in a profit of $105,000 for the second quarter of 2001. The battery and watch strap distribution segment showed an operating profit of $142,000 for the second quarter of 2001. This is a decrease of $11,000 from 2000's second quarter operating profit of $153,000. The operating loss for sports apparel distribution decreased $48,000 from 2000's operating loss of $85,000 to show a loss of $37,000 for the second quarter of 2001.

Interest Expense. Net interest expense was $85,000 during the second quarter of 2001 versus $64,000 for the same period in 2000. Approximately $27,000 in interest expense related to the borrowing on the Company's outstanding line of credit compared to $49,000 in 2000. Interest on a mortgage totaled approximately $13,000 in the second quarter of 2001 compared to $15,000 in 2000. Interest expense for notes payable to shareholders totaled $45,000 for the quarter ended June 30, 2001. Included in this amount is $20,000 of amortized debt discount for the quarter ended June 30, 2001.

Net Income. Net income for the second quarter of 2001 increased $4,000 from 2000's profit of $6,000 to show a net profit of $10,000.

                          PART II - OTHER INFORMATION
                          ---------------------------
                               STAR STRUCK, LTD.
                               -----------------
                                  JUNE 30, 2001
                                 -------------


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


                            STAR STRUCK, LTD.


Date: August 2, 2001            By: /s/Kenneth Karlan
                                    -----------------
                                    Kenneth Karlan, President

Date: August 2, 2001            By: /s/Keith Sessler
                                    ----------------
                                    Keith Sessler, Vice President

                           PART II - OTHER INFORMATION
                           ---------------------------
                                STAR STRUCK, LTD.
                                -----------------
                                  JUNE 30, 2001
                                  -------------

a)           Annual meeting held April 30, 2001

b)           Directors elected at the Meeting:

             Lawrence J. Goldstein
             Kenneth Karlan
             Robert J. Morris
             Peter M. Nisselson
             Arthur Salzfass
             Keith Sessler
             Michael Sweedler

c)           Other matters voted on:

             None