Form 10QSB
period 2001-09-30
STAR STRUCK LTD
filed 2001-11-13
CIK 771504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           September 30, 2001
                               -------------------------------------------------

                                       OR

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------    ------------------------------------

Commission File Number             1-8912
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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at November 2, 2001.
      ------------------------------------------------------

                                STAR STRUCK, LTD.
                                -----------------

                                   FORM 10-QSB
                                   -----------

                                      INDEX
                                      -----

                               SEPTEMBER 30, 2001
                               ------------------

PART I.  FINANCIAL INFORMATION                                                 Page No.
                                                                               -------
         ITEM 1.

                      Consolidated Balance Sheets-
                      September 30, 2001 (unaudited) and
                      December 31, 2000 (audited)                              1 & 2

                      Consolidated Statements of Operations-unaudited
                      Nine Months Ended September 30, 2001 and 2000            3

                      Consolidated Statements of Operations-unaudited
                      Three Months Ended September 30, 2001 and 2000           4

                      Consolidated Statements of Cash Flows-unaudited
                      Nine Months Ended September 30, 2001 and 2000            5

                      Notes to Consolidated Financial Statements-
                      September 30, 2001                                       6 & 7

         ITEM 2.

                      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                      8 & 9


PART II. OTHER INFORMATION                                                     10

                                STAR STRUCK, LTD.
                                -----------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                    ----------------------------------------

                                   A S S E T S
                                   -----------

                                                                                           2001               2000
                                                                                           ----               ----
                                                                                        (Unaudited)         (Audited)
CURRENT ASSETS:
--------------
    Cash                                                                               $       --         $    78,000
    Accounts receivable, less allowance for doubtful
         accounts of $108,000 in 2001 and 2000                                              780,000           925,000
    Inventories                                                                           2,408,000         2,488,000
    Prepaid expenses and other current assets                                               787,000           512,000
                                                                                       ------------       -----------


         TOTAL CURRENT ASSETS                                                             3,975,000         4,003,000
         --------------------                                                          ------------       -----------


PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

    Land, building and improvements                                                       1,235,000         1,235,000
    Machinery and equipment                                                                 777,000           737,000
                                                                                       ------------       -----------
                                                                                          2,012,000         1,972,000
    Less:  accumulated depreciation and amortization                                        839,000           735,000
                                                                                       ------------       -----------


         PROPERTY, PLANT AND EQUIPMENT, NET                                               1,173,000         1,237,000
         ----------------------------------                                            ------------       -----------


INTANGIBLE ASSETS AND GOODWILL, NET                                                         338,000           512,000
-----------------------------------                                                    ------------       -----------


         TOTAL ASSETS                                                                  $  5,486,000       $ 5,752,000
         ------------                                                                  ============       ===========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                    ----------------------------------------

                    LIABILITIES AND SHAREHOLDERS' INVESTMENT
                    ----------------------------------------

                                                                                            2001              2000
                                                                                            ----              ----
                                                                                         (Unaudited)        (Audited)
CURRENT LIABILITIES:
-------------------
    Note payable-Officer                                                                 $      --         $   42,000
    Accounts payable and accrued expenses                                                 1,569,000         1,168,000
    Borrowings under line of credit                                                       1,064,000         1,646,000
    Current portion of notes payable                                                         50,000            68,000
                                                                                         ----------        ----------


         TOTAL CURRENT LIABILITIES                                                        2,683,000         2,924,000
         -------------------------                                                       ----------        ----------


OTHER LIABILITIES:
-----------------

    Notes payable                                                                           513,000           548,000
    Notes payable-Shareholders                                                              852,000           792,000
                                                                                         ----------        ----------


         TOTAL LIABILITIES                                                                 4,048000         4,264,000
         -----------------                                                               ----------        ----------


SHAREHOLDERS' INVESTMENT:
------------------------

    Preferred shares, $1 par value-500,000 shares
         authorized; none issued and outstanding                                                --                --
    Common shares, $1 par value-5,000,000 shares
         authorized; issued and outstanding-
         2,026,000 shares                                                                 2,026,000         2,026,000
    Paid-in surplus                                                                       4,584,000         4,584,000
    Accumulated deficit                                                                  (5,172,000)       (5,122,000)
                                                                                         ----------        ----------


         TOTAL SHAREHOLDERS' INVESTMENT                                                   1,438,000         1,488,000
         ------------------------------                                                  ----------        ----------


         TOTAL LIABILITIES AND SHAREHOLDERS' INVESTMENT                                  $5,486,000        $5,752,000
         ----------------------------------------------                                  ==========        ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                -------------------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------

                                                                                            2001                       2000
                                                                                            ----                       ----
NET SALES                                                                             $7,177,000                 $7,572,000
---------

COST OF SALES                                                                          3,393,000                  3,728,000
-------------                                                                         ----------                 ----------

         GROSS PROFIT ON SALES                                                         3,784,000                  3,844,000
         ---------------------                                                        ----------                 ----------

OPERATING EXPENSES:
------------------
    Selling, general and administrative                                                3,203,000                  3,760,000
    Depreciation and amortization                                                        309,000                    298,000
                                                                                      ----------                 ----------

         TOTAL OPERATING EXPENSES                                                      3,512,000                  4,058,000
         ------------------------                                                     ----------                 ----------


    OPERATING PROFIT (LOSS)                                                              272,000                   (214,000)
    ----------------------

    Interest expense, net                                                                262,000                    226,000
                                                                                      ----------                 ----------

Income (loss) from continuing operations before provision for income taxes                10,000                   (440,000)

Provision for income taxes                                                                   --                         --
                                                                                      ----------                 ----------

Income (loss) from continuing operations                                                  10,000                   (440,000)

(Loss) income from discontinued operations                                               (60,000)                     2,000
                                                                                      ----------                 ----------

         NET LOSS                                                                     $  (50,000)                $ (438,000)
         --------                                                                     ==========                 ==========

PER SHARE
---------

Basic and diluted loss per common share:

Income (loss) from continuing operations                                              $      --                  $     (.21)

(Loss) income from discontinued operations                                                  (.02)                       --
                                                                                      ----------                 ----------

Net loss per common share                                                             $     (.02)                $     (.21)
                                                                                      ==========                 ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and diluted                                                                      2,026,000                  2,026,000
                                                                                      ==========                 ==========







              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                STAR STRUCK, LTD.

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                    2001           2000
                                                                                    ----           ----
NET SALES                                                                    $ 2,316,000    $ 2,011,000
---------

COST OF SALES                                                                  1,098,000        965,000
-------------                                                                -----------    -----------

        GROSS PROFIT ON SALES                                                  1,218,000      1,046,000
        ---------------------                                                -----------    -----------

OPERATING EXPENSES:
------------------
   Selling, general and administrative                                         1,003,000      1,172,000
   Depreciation and amortization                                                 104,000        102,000
                                                                             -----------    -----------

        TOTAL OPERATING EXPENSES                                               1,107,000      1,274,000
        ------------------------                                             -----------    -----------


   OPERATING PROFIT (LOSS)                                                       111,000       (228,000)
   -----------------------

   Interest expense, net                                                          81,000        103,000
                                                                             -----------    -----------

Income (loss) from continuing operations before provision for income taxes        30,000       (331,000)

Provision for income taxes                                                           --             --
                                                                             -----------    -----------

Income (loss) from continuing operations                                          30,000       (331,000)

Loss from discontinued operations                                                (50,000)           --
                                                                             -----------    -----------

        NET LOSS                                                             $   (20,000)   $  (331,000)
        --------                                                             ===========    ===========

PER SHARE
---------

Basic and diluted income (loss) per common share:

Income (loss) from continuing operations                                     $       .01    $      (.16)

(Loss) income from discontinued operations                                          (.02)           --
                                                                             -----------    -----------

Net loss per common share                                                    $      (.01)   $      (.16)
                                                                             ===========    ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and diluted                                                              2,026,000      2,026,000
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

                                STAR STRUCK, LTD.
                                -----------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                -------------------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------

                                                                                            2001                       2000
                                                                                            ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                                $(50,000)                 $(438,000)
                                                                                        --------                  ---------

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

         Depreciation and amortization                                                   309,000                    298,000
         Amortization of debt discount                                                    60,000                     15,000
         Loss (income) from discontinued operations                                       60,000                     (2,000)

         Changes in operating assets and liabilities:
                  Accounts receivable                                                    145,000                      9,000
                  Inventories                                                             80,000                    149,000
                  Prepaid expenses and other current assets                             (275,000)                  (128,000)
                  Accounts payable and accrued expenses                                  366,000                   (622,000)
                  Deferred contract fees                                                 (31,000)                  (215,000)
                  Changes in discontinued operations                                         --                    (220,000)
                                                                                        --------                  ---------

                     Total Adjustments                                                   714,000                   (716,000)
                                                                                        --------                   ---------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      664,000                 (1,154,000)
                                                                                        --------                  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchases of property, plant and equipment                                      (40,000)                   (33,000)
                                                                                        --------                  ---------

NET CASH USED IN INVESTING ACTIVITIES                                                    (40,000)                   (33,000)
                                                                                        --------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from note payable-officer                                                    42,000                        --
    Payments on note payable-officer                                                     (84,000)                       --
    (Payments on) proceeds from line of credit, net                                     (582,000)                   253,000
    Proceeds from shareholder investment                                                     --                   1,000,000
    Payments on notes payable                                                            (53,000)                  (124,000)
                                                                                        --------                  ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                                     (677,000)                 1,129,000
                                                                                        --------                  ---------

NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                   (25,000)                     2,000
                                                                                        --------                  ---------

NET DECREASE IN CASH                                                                     (78,000)                   (56,000)

CASH AT BEGINNING OF PERIOD                                                               78,000                     56,000
                                                                                        --------                  ---------

CASH AT END OF PERIOD                                                                   $    --                   $     --
                                                                                        --------                  ---------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 2001
                               ------------------

(1) Basis of Presentation
    ---------------------

The consolidated financial statements heretofore presented have been prepared by Star Struck, Ltd. and its wholly owned subsidiary, Star Struck, Inc., ("the Company" or "SSL"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB. The interim figures presented are unaudited and are subject to any adjustments, which may result from the year-end audit of the Company's consolidated financial statements. However, in the opinion of management, the information furnished reflects all adjustments necessary to fairly state the consolidated financial statements for the interim periods presented.

Net (loss) income per common share is computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares used in the computation of earnings per share was 2,026,000 for 2001 and 2000.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the year.

(2) Inventories
    -----------

Inventories, with the exception of gold, are stated at the lower of cost (first-in, first-out) or market. Gold inventory (approximately $56,000 at September 30, 2001) is valued at market. Inventories consist principally of finished goods.

(3) Business Segments
    -----------------

The Company's operations by business segment for the periods ended September 30, 2001 and 2000 were as follows:

                                Battery
                             & Watch Strap     Sports Apparel
2001                         Distribution       Distribution           Total
----                         ------------       ------------           -----

Net Sales                   $  5,609,000      $  1,568,000        $  7,177,000

Operating Profit/(Loss)     $    456,000      $   (184,000)       $    272,000



                               Battery
                            & Watch Strap       Sports Apparel
2000                         Distribution        Distribution          Total
----                         ------------        ------------          -----

Net Sales                   $  5,916,000      $  1,656,000        $  7,572,000

Operating Profit/(Loss)     $    118,000      $   (332,000)       $   (214,000)

                                STAR STRUCK, LTD.
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 2001
                               ------------------

(4) Borrowings Under Line of Credit
    -------------------------------

The Company has a $1,500,000 line of credit agreement with one of its banks, as amended. Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank. The amount available under the Borrowing Base was approximately $117,000 at September 30, 2001. This agreement extends through April 2002 and bears interest at the prime rate plus one percent (7.25% at September 30, 2001). The Company's accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit. The agreement contains certain financial covenants, including the requirement for Star Struck, Inc. to maintain a minimum tangible net worth and debt service coverage ratio. Star Struck, Inc. did not comply with these covenants at September 30, 2001 and was in default of the line of credit agreement. The Company is currently negotiating a new agreement. As of September 30, 2001, the Company had $1,064,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheet.

(5) Related Party Notes Payable
    ---------------------------

In August 2000, the Company entered into promissory notes, (the "Notes") with three of the Company's shareholders, two of which are members of the Company's management, for an aggregate of $1,000,000. Each note bears interest at 10%, due quarterly, and the principal amount matures in August 2003. In connection with these loans, the Company issued warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $2.00 per share. The fair value of these warrants of approximately $240,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the debt. These loans are subordinate to the Company's borrowings under the line of credit. Interest expense for notes payable to shareholders totaled $135,000 for the nine months ended September 30, 2001. Included in this amount is $60,000 of amortized debt discount.

The note payable to an officer of the Company was a non-interest bearing note payable on demand related to working capital advances.

(6) Recent Accounting Pronouncements
    --------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial condition. The Company is currently assessing the impact of SFAS 142 on its operating results and financial condition.

In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends the accounting and reporting standards of SFAS No. 133. SFAS No. 133 was previously amended by SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years commencing after June 15, 2000. The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability and be measured at its fair value. Additionally, any changes in the derivative's fair value are to be recognized currently in earnings, unless specific hedge accounting criteria are met. The Company does not believe that adoption of this statement will have a material impact on its consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------

                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                      ------------------------------------
                                  COMPARED TO
                                  -----------
                      NINE MONTHS ENDED SEPTEMBER 30, 2000
                      ------------------------------------

Sales. Sales from continuing operations decreased $395,000, or 5.2%, to $7,177,000 in the first nine months of 2001. Sports apparel sales decreased $88,000, or 5.3%, to $1,568,000 from 2000's first nine month's sales of $1,656,000. This decrease was combined with a decrease in battery and watch strap sales of $307,000, or 5.2%, from $5,916,000 to $5,609,000 in the first nine months of 2001.

Gross Profit. Gross profit decreased by $60,000 to $3,784,000 in the first nine months of 2001. Gross margin increased 1.9% to 52.7% for the first nine months of 2001 compared to 50.8% for the same period in 2000. For the first nine months of 2001, sports apparel sales, which represented 21.8% of total revenue, had a gross margin of 48.9%. This is an increase from 2000's first nine month's gross margin of 46.2%. Gross margin on battery and watch strap sales was 53.8% for the first nine months of 2001 compared to 52.0% for the same period in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $557,000 to $3,203,000 in the first nine months of 2001. As a percentage of sales, selling, general and administrative expenses decreased by 5.1% to 44.6% in the first nine months of 2001 compared to 49.7% for the same period in 2000.

Operating Profit/(Loss). Operating profit increased $486,000 resulting in a profit of $272,000 for the first nine months of 2001. The battery and watch strap distribution segment showed an operating profit of $456,000 for the first nine months of 2001. This is an increase of $338,000 from 2000's first nine month's operating profit of $118,000. The operating loss for sports apparel distribution decreased $148,000 from 2000's operating loss of $332,000 to show a loss of $184,000 for the first nine months of 2001.

Interest Expense. Net interest expense was $262,000 during the first nine months of 2001 versus $226,000 for the same period in 2000. Approximately $90,000 in interest expense related to borrowings on the Company's outstanding line of credit compared to $142,000 in 2000. Interest on a note payable totaled approximately $37,000 in the first nine months of 2001 compared to $46,000 in 2000. Interest expense for notes payable to shareholders totaled $135,000 for the nine months ended September 30, 2001. Included in this amount is $60,000 of amortized debt discount for the nine months ended September 30, 2001.

Net Loss. Net loss for the first nine months of 2001 decreased $388,000 from 2000's loss of $438,000 to show a net loss of $50,000.

Liquidity and Capital Resources. The Company has a $1,500,000 line of credit agreement with one of its banks, as amended. Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank. The amount available under the Borrowing Base was approximately $117,000 at September 30, 2001. This agreement extends through April 2002 and bears interest at the prime rate plus one percent (7.25% at September 30, 2001). The Company's accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit. The agreement contains certain financial covenants, including the requirement for Star Struck, Inc. to maintain a minimum tangible net worth and debt service coverage ratio. Star Struck, Inc. did not comply with these covenants at September 30, 2001 and was in default of the line of credit agreement. The Company is currently negotiating a new agreement. As of September 30, 2001, the Company had $1,064,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheet.

At September 30, 2001 net working capital was $1,292,000.

                                STAR STRUCK, LTD.
                                -----------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
              -----------------------------------------------------

                      THREE MONTHS ENDED SEPTEMBER 30, 2001
                      -------------------------------------
                                  COMPARED TO
                                  -----------
                      THREE MONTHS ENDED SEPTEMBER 30, 2000
                      -------------------------------------

Sales. Sales from continuing operations increased $305,000, or 15.2%, to $2,316,000 in the third quarter of 2001. Sports apparel sales decreased $53,000, or 11.4%, to $411,000 from 2000's third quarter sales of $464,000. This decrease offset an increase in battery and watch strap sales of $358,000, or 23.1%, from $1,547,000 to $1,905,000 in the third quarter of 2001.

Gross Profit. Gross profit increased by $172,000 to $1,218,000 in the third quarter of 2001. Gross margin increased .6% to 52.6% for the third quarter of 2001 compared to 52.0% for the same period in 2000. For the third quarter of 2001, sports apparel sales, which represented 17.7% of total revenue, had a gross margin of 49.5%. This is an increase from 2000's third quarter gross margin of 44.9%. Gross margin on battery and watch strap sales was 53.3% for the third quarter of 2001 compared to 54.2% for the same period in 2000.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $169,000 to $1,003,000 in the third quarter of 2001. As a percentage of sales, selling, general and administrative expenses decreased by 15.0% to 43.3% in the second quarter of 2001 compared to 58.3% for the same period in 2000.

Operating Profit/(Loss). Operating profit increased $339,000 resulting in a profit of $111,000 for the third quarter of 2001. The battery and watch strap distribution segment showed an operating profit of $159,000 for the third quarter of 2001. This is an increase of $247,000 from 2000's third quarter operating loss of $88,000. The operating loss for sports apparel distribution decreased $92,000 from 2000's operating loss of $140,000 to show a loss of $48,000 for the third quarter of 2001.

Interest Expense. Net interest expense was $81,000 during the third quarter of 2001 versus $103,000 for the same period in 2000. Approximately $26,000 in interest expense related to borrowings on the Company's outstanding line of credit compared to $51,000 in 2000. Interest on a note payable totaled approximately $10,000 in the third quarter of 2001 compared to $16,000 in 2000. Interest expense for notes payable to shareholders totaled $45,000 for the quarter ended September 30, 2001. Included in this amount is $20,000 of amortized debt discount for the quarter ended September 30, 2001.

Net Loss. Net loss for the third quarter of 2001 decreased $311,000 from 2000's loss of $331,000 to $20,000.

                           PART II - OTHER INFORMATION
                           ---------------------------

                                STAR STRUCK, LTD.
                                -----------------

                               SEPTEMBER 30, 2001
                               ------------------

Item 1.  Legal Proceedings
                  None

Item 2.  Changes in Securities
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            STAR STRUCK, LTD.


Date: November 2, 2001           By: /s/ Kenneth Karlan
                                    ------------------------------------------
                                       Kenneth Karlan, President

Date: November 2, 2001           By: /s/ Keith Sessler
                                    --------------------------------------------
                                       Keith Sessler, Vice President