Form 10KSB
period 2001-12-31
STAR STRUCK LTD
filed 2002-04-01
CIK 771504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


--------------------------------------------------------------------------------
                                   FORM 10-KSB

--------------------------------------------------------------------------------

[X]                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 2001
                                             -----------------


[_]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                          Commission File Number 1-8912
                                                 ------


                                STAR STRUCK, LTD.
                     -------------------------------------
                 (Name of Small Business Issuer in its Charter)

             Delaware                                    36-1805030
------------------------------------          -------------------------------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


        1865 Palmer Avenue
        Larchmont, New York                                 10538
------------------------------------          -------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 (914) 833-0649
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:


                                                  Name of each exchange
         Title of each class                         on which registered
         -------------------                      -------------------------

   Common Stock, $1.00 par value                  American Stock Exchange
   -----------------------------                  -----------------------

Securities registered under Section 12(g) of the Exchange Act:  None

                  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
   -----   -----


                  Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                  Issuer's revenues for its most recent fiscal year were approximately $10,126,000.

                  Based on the closing sales price on March 21, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $795,057.

                  The number of shares outstanding of the registrant's common stock was 2,025,899 at March 14, 2002.

                  DOCUMENTS INCORPORATED BY REFERENCE: Part III - Definitive Proxy Statement relating to May 7, 2002 Annual Meeting of Shareholders. Parts I and II - Annual Report to Shareholders for the year ended December 31, 2001.

                                     PART I

Item I.  Description of Business
         -----------------------

General
-------

                  Star Struck, Ltd. (the "Company") is a holding company whose operating subsidiary corporation is primarily engaged in the distribution of watch batteries and related products, and sports apparel. The Company's principal executive offices are located in Larchmont, New York.

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

                  SSI also distributes a line of sports apparel. These products consist principally of caps and shirts bearing logos of various professional and college sports teams. These products are manufactured for SSI by various apparel manufacturers under license from the respective teams whose logos are being used. In 2001, sales of sports apparel products were approximately $2.4 million.

                  SSI sells its watch batteries and related products through direct mail and telemarketing to jewelry stores, discount store chains and other retail vendors. SSI sells its sports apparel products directly to customers through direct mail, print media advertising and through its internet site, www.starstruck.com.

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

                  SSI has approximately 6,000 active customers for its watch batteries and related products. SSI's two largest customers account for 43% and 3%, respectively, of its sales.

                  Governmental regulation is not a specific influence on the business of SSI, and generally compliance with environmental regulations have not been burdensome to SSI.

                  SSI has approximately 55 full-time employees.

RC Manufacturing, Inc.
----------------------

                  RC Manufacturing, Inc. ("RC"), which the Company acquired in 1994, ceased doing business in November 1999. Prior to its closing, RC manufactured and sold leather accessories and watch straps. The Company wrote off its entire investment in RC in 1999.

Acquisition
-----------

                  On January 7, 2002, the Company's wholly owned subsidiary, SSI, transferred its sports apparel business, including its sports apparel inventory, to a newly formed corporation, Star Struck/Proteam, Inc. ("SSPT"). On the same date, SSPT acquired from ProTeam.com, Inc. its sports apparel business, including its sports apparel inventory, and a related mailing list. In consideration of these transfers, SSI received 80% of the shares of SSPT, and ProTeam.com, Inc. received 20% of the shares of SSPT, a payment of $300,000 and a $200,000 promissory note due January 31, 2002. The funds were loaned to SSI by People's Bank. The amount of consideration paid to ProTeam.com, Inc. was determined through arm's length negotiations. SSPT intends to continue using the assets acquired in the sports apparel business.

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

                  The Company expended no money on research and development in 2001 or 2000.

Item 2.  Description of Property.
         -----------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                  None.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         --------------------------------------------------------

                  The principal United States market in which the Company's common stock is traded is the American Stock Exchange. See page 14 of the Company's 2001 Annual Report to Shareholders, in the section entitled "Market and Dividend Information", for information concerning the high and low sales prices for the Company's common stock for each quarter of 2000 and 2001. That section is incorporated herein by reference. As of March 14, 2002, the Company had approximately 550 shareholders of common stock. No dividends were paid by the Company in 2000 or 2001.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ---------------------------------------------------------

                  See pages 12 through 13 of the Company's 2001 Annual Report to Shareholders. Those pages are incorporated herein by reference.


Item 7.  Financial Statements.
         --------------------

                  See pages 4 through 11 of the Company's 2001 Annual Report to Shareholders. Those pages are incorporated herein by reference.

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure.
         ---------------------------------------------

                  On April 20, 2001, the Company dismissed Arthur Andersen LLP ("Andersen") as its independent accountant. Neither of Andersen's reports on the financial statements of the Company for the years ended December 31, 2000 and December 31, 1999 contained any adverse opinion or disclaimer of opinion and neither was qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Audit Committee of the Board of Directors.

                  Since December 31, 1998, the Company has had no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Andersen, would have caused it to make a reference to the subject mater of the disagreement(s) in connection with its report. Since December 31, 1998, no event occurred that is required to be disclosed pursuant to paragraph (a)(1)(iv) of Item 304 of Regulation S-K.

                  On April 20, 2001, the Company retained DiSanto Bertoline & Company, P.C. ("DiSanto Bertoline") as the Company's new independent accountant to audit the Company's financial statements. Since December 31, 1998, the Company did not consult DiSanto Bertoline regarding any matter required to be disclosed pursuant to paragraph (a)(2) of Item 304 of Regulation S-K.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

                  See the sections entitled "Nominees for Election as Directors" and "Executive Officers and Executive Compensation" and "Compliance with Section 16(a) of the Exchange Act" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002 for information concerning directors, executive officers, promoters and control persons of the Company. Those sections are incorporated herein by reference.

Item 10. Executive Compensation.
         ----------------------

                  See the section entitled "Executive Officers and Executive Compensation" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002 for information concerning executive compensation. That section is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners
         and Management.
         -----------------------------------------------

                  See the sections entitled "Executive Officers and Executive Compensation -- Stock Options," "Security Ownership of Management" and "Other Principal Holders of Voting Securities" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002. Those sections are incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.
         ----------------------------------------------

                  See the section entitled "Nominees for Election as Directors -- Additional Information" in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2002. That section is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Financial Statements.
              --------------------

                  (1) A copy of the Company's Annual Report to Shareholders for the year ended December 31, 2001 has been furnished as an exhibit to this Annual Report on Form 10-KSB. Pages 3 through 11 of such Annual Report to Shareholders contain the Consolidated Balance Sheet as of December 31, 2001, and the Consolidated Statements of Operations, Shareholders' Equity and Cash Flows and Notes to Consolidated Financial Statements for each of the two years ended December 31, 2001 and 2000, and the Auditors' Reports covering the aforementioned financial statements. These Financial Statements and the Auditors' Reports thereon are incorporated herein by reference.

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

                          *(11) Statement re: Computation of Per Share Earnings. See page 8 of the Company's 2001 Annual Report to Shareholders for a description of the computation of the Company's per share earnings, which description is incorporated herein by reference.

---------------------------

         *Incorporated by reference.


                          *(13) The Company's 2001 Annual Report to Shareholders (which, except for those portions thereof incorporated by reference in this Form 10-KSB Annual Report, is furnished for the information of the Commission, but is not deemed to be "filed" as part of this report).

                          (21) The Company owns 100% of the outstanding shares of Star Struck, Inc., a Connecticut corporation.

                          *(99) Letter to Commission pursuant to Temporary Note
                          3T



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

                                        STAR STRUCK, LTD.


                                        By:
                                           ----------------------------
                                           Kenneth Karlan, President
                                           And Chief Executive Officer

                                           March 29, 2002






                                        By:
                                           ----------------------------
                                           Lawrence J. Goldstein,
                                           Vice President and Treasurer
                                           March 29, 2002

Dated:  March 29, 2002

                  In accordance with the Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Lawrence J. Goldstein
-------------------------------------
Lawrence J. Goldstein, March 29, 2002
(Director)


/s/ Kenneth Karlan
------------------------------------
Kenneth Karlan, March 29, 2002
(Director)


/s/ Robert Morris
------------------------------------
Robert Morris, March 29, 2002
(Director)


/s/ Peter Nisselson
------------------------------------
Peter Nisselson, March 29, 2002
(Director)


/s/ Arthur Salzfass
-------------------------------------
Arthur Salzfass, March 29, 2002
(Director)


/s/ Keith Sessler
-------------------------------------

Keith Sessler, March 29, 2002
(Director)


/s/ Michael Sweedler
-------------------------------------
Michael Sweedler, March 29, 2002
(Director)