Form 10QSB
period 2002-03-31
STAR STRUCK LTD
filed 2002-05-15
CIK 771504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           March 31, 2002
                              --------------------------------------------------

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the transition period from         to
                               -------   ---------------------------------------

Commission File Number              1-8912
--------------------------------------------------------------------------------

                               STAR STRUCK, LTD.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Delaware                                 36-1805030
--------------------------------------------------------------------------------
        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                Identification No.)

        1865 Palmer Avenue
        Larchmont, NY                                 10538
--------------------------------------------------------------------------------
        (Address of principal executive offices)     (Zip Code)

Issuer's telephone number           (914) 833-0649
--------------------------------------------------------------------------------


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

APPLICABLE ONLY TO CORPORATE ISSUERS: State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at May 9, 2002.
      -------------------------------------------------

                                STAR STRUCK, LTD.
                                -----------------

                                   FORM 10-QSB
                                   -----------

                                      INDEX
                                      -----

                                 MARCH 31, 2002
                                 --------------

PART I.     FINANCIAL INFORMATION                                       Page No.
                                                                        -------

            ITEM 1.

                     Consolidated Balance Sheets-
                     March 31, 2002 (unaudited) and
                     December 31, 2001 (audited)                           1 & 2

                     Consolidated Statements of Operations-unaudited
                     Three Months Ended March 31, 2002 and 2001            3

                     Consolidated Statements of Cash Flows-unaudited
                     Three Months Ended March 31, 2002 and 2001            4

                     Notes to Consolidated Financial Statements-
                     March 31, 2002                                        5 - 7

            ITEM 2.

                      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                  8

PART II.    OTHER INFORMATION                                              9

                                STAR STRUCK, LTD.
                                -----------------

                           CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                      MARCH 31, 2002 AND DECEMBER 31, 2001
                      ------------------------------------

                                   A S S E T S
                                   -----------

                                                                     2002              2001
                                                                 -----------        ---------
                                                                 (Unaudited)        (Audited)

CURRENT ASSETS:
--------------

    Cash                                                         $    15,000        $   63,000
    Accounts receivable, less allowance for doubtful
         accounts of $82,000 in 2002 and 2001                        770,000         1,146,000
    Inventories                                                    2,983,000         2,359,000
    Prepaid expenses and other current assets                        460,000           604,000
                                                                 -----------        ----------

         TOTAL CURRENT ASSETS                                      4,228,000         4,172,000
         --------------------                                    -----------         ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

    Land, building and improvements                                1,242,000         1,235,000
    Machinery and equipment                                          843,000           841,000
                                                                 -----------        ----------
                                                                   2,085,000         2,076,000
    Less:  accumulated depreciation and amortization                 909,000           877,000
                                                                 -----------        ----------

         PROPERTY, PLANT AND EQUIPMENT, NET                        1,176,000         1,199,000
         ----------------------------------                      -----------         ---------

INTANGIBLE ASSETS AND GOODWILL, NET                                  473,000           272,000
-----------------------------------                              -----------        ----------

         TOTAL ASSETS                                            $ 5,877,000        $5,643,000
         ------------                                            ===========        ==========








       The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                     CONSOLIDATED BALANCE SHEETS (Continued)
                     --------------------------------------

                      MARCH 31, 2002 AND DECEMBER 31, 2001
                      ------------------------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


                                                                     2002              2001
                                                                 -----------        ---------
                                                                 (Unaudited)        (Audited)

CURRENT LIABILITIES:
-------------------

    Accounts payable and accrued expenses                        $1,087,000      $  1,325,000
    Borrowings under line of credit                               1,101,000         1,276,000
    Current portion of long-term debt                                35,000            40,000
                                                                -----------      ------------

         TOTAL CURRENT LIABILITIES                                2,223,000         2,641,000
         -------------------------                              -----------         ---------

OTHER LIABILITIES:
-----------------
    Notes payable - shareholders                                    892,000           872,000
    Long-term debt, less current portion                            557,000           549,000
                                                                -----------        ----------
         TOTAL LIABILITIES                                        3,672,000         4,062,000
         -----------------                                      -----------         ---------

NONCONTROLLING INTEREST                                             423,000                --
-----------------------                                          ----------            ------

COMMITMENTS AND CONTINGENCIES                                            --                --
-----------------------------

SHAREHOLDERS' EQUITY:
--------------------

    Preferred shares, $1 par value-500,000 shares
         authorized; none issued and outstanding                        --                 --
    Common shares, $1 par value-5,000,000 shares
         authorized; issued and outstanding-
         2,026,000 shares                                         2,026,000         2,026,000
    Paid-in capital                                               4,584,000         4,584,000
    Accumulated deficit                                          (4,828,000)       (5,029,000)
                                                                 ----------        ----------

         TOTAL SHAREHOLDERS' EQUITY                               1,782,000         1,581,000
         --------------------------                              ----------         ---------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  5,877,000       $ 5,643,000
         ------------------------------------------              ==========         =========




        The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                -------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------

                                                               2002                   2001
                                                               ----                   ----

NET SALES                                                  $ 2,172,000           $  2,494,000
---------

COST OF SALES                                                  861,000              1,236,000
-------------                                              -----------           ------------

         GROSS PROFIT ON SALES                               1,311,000              1,258,000
         ---------------------

OPERATING EXPENSES:
------------------
    Selling, general and administrative                      1,059,000              1,105,000
    Depreciation and amortization                              106,000                102,000
                                                           -----------           ------------

         TOTAL OPERATING EXPENSES                            1,165,000              1,207,000
         ------------------------                          -----------           ------------

    OPERATING PROFIT                                           146,000                 51,000
    -----------------

OTHER INCOME (EXPENSE), net:
---------------------------
    List rental income                                          74,000                  5,000
    Interest expense, net                                      (53,000)               (96,000)
                                                           -----------            -----------

Income (loss) before provision for income taxes
    and noncontrolling interest                                167,000                (40,000)

PROVISION FOR INCOME TAXES                                          --                     --
--------------------------

NONCONTROLLING INTEREST IN LOSS OF SUBSIDIARY                   34,000                     --
---------------------------------------------              -----------           ------------

         NET INCOME (LOSS)                                 $   201,000           $    (40,000)
         -----------------                                 ===========           ============

PER SHARE (Note 1)
---------

Basic and diluted loss per common share:

Net income (loss) per common share                         $       .10           $       (.02)
                                                           ===========           ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and diluted                                            2,026,000              2,026,000
                                                             =========           ============




        The accompanying notes are an integral part of these consolidated financial statements.
                                      - 3 -

                                STAR STRUCK, LTD.
                                -----------------

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                -------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------

                                                                             2002                      2001
                                                                             ----                      ----

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                      $   201,000                $   (40,000)
                                                                         ---------                   --------

Adjustments to reconcile net income (loss) to cash provided by operating activities:

         Depreciation and amortization                                     106,000                    102,000
         Amortization of debt discount                                      20,000                     20,000
         Noncontrolling interest in loss of subsidiary                     (34,000)
         Changes in operating assets and liabilities:
                  Accounts receivable                                      376,000                   (237,000)
                  Prepaid expenses and other current assets                144,000                    (23,000)
                  Deferred contract fees                                   (10,000)                   (17,000)
                  Inventories                                             (135,000)                   226,000
                  Accounts payable and accrued expenses                   (288,000)                    71,000
                                                                        -----------                 ---------

                     Total Adjustments                                     179,000                    142,000
                                                                        ----------                   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  380,000                    102,000
                                                                        ----------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchases of fixed assets                                              (10,000)                   (20,000)
    Net cash paid for business acquired                                   (232,000)                     -----
                                                                        ----------               ------------

NET CASH USED IN INVESTING ACTIVITIES                                     (242,000)                   (20,000)
                                                                        ----------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from long-term debt                                           550,000                         --
    Proceeds from note payable-officer                                          --                     25,000
    Deferred financing costs                                               (14,000)                     -----
    Payments on line of credit, net                                       (175,000)                  (167,000)
    Repayments of long-term debt                                          (547,000)                   (18,000)
                                                                        -----------                    ------

NET CASH USED IN FINANCING ACTIVITIES                                     (186,000)                  (160,000)
                                                                        ----------                    -------

NET DECREASE IN CASH                                                       (48,000)                   (78,000)

CASH AT BEGINNING OF PERIOD                                                 63,000                     78,000
                                                                       -----------                   --------

CASH AT END OF PERIOD                                              $        15,000           $             --
                                                                       -----------               ------------

Cash paid for business acquired is comprised of:

    Fair value of assets acquired                                   $      739,000           $             --
    Liabilities assumed                                                         --                         --
                                                                    --------------               ------------
    Purchased price, net of cash received                                  739,000                         --
    Note payable issued for business acquired                              (50,000)                        --
    Common stock issued for business acquired                             (457,000)                        --
                                                                        -----------              ------------
    Net cash paid for business acquired                             $     (232,000)          $             --
                                                                        ===========              ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.
                                -----------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 2002
                                 --------------

(1)  Basis of Presentation
     ---------------------

The consolidated financial statements heretofore presented have been prepared by Star Struck, Ltd., ("the Company" or "SSL"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. SSL is a holding company whose 100% owned operating subsidiary Star Struck, Inc. ("SSI") is primarily engaged in the distribution of watch batteries and related products. In 2001, SSI formed a subsidiary, Star Struck/ProTeam, Inc. ("SSPT"), for the purpose of operating SSI's sports apparel segment and acquiring certain assets of ProTeam.com,Inc. (ProTeam) (see Note 2).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB for the year ended December 31, 2001. The interim figures presented are unaudited and are subject to any adjustments which may result from the year-end audit of the Company's consolidated financial statements. However, in the opinion of management, the information furnished reflects all adjustments necessary to fairly state the consolidated financial statements for the interim periods presented.

Net income (loss) per common share is computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares used in the computation of earnings per share was 2,026,000 for 2002 and 2001.

The profit and loss information for the interim periods presented are not necessarily indicative of results to be expected for the entire fiscal year.

(2)  Acquisition
     -----------

On January 7, 2002, SSI transferred its sports apparel business, including its sports apparel inventory, to its newly formed subsidiary, SSPT for eighty percent of the shares of SSPT. On that same date, SSPT acquired from ProTeam, its sports apparel business, including its sports apparel inventory and a related customer list. In consideration of the acquisition, ProTeam received twenty-percent of the shares of SSPT, a payment of $300,000 and a $50,000 promissory note. SSPT intends to continue using the assets acquired in the sports apparel distribution business. The acquisition was accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based upon their fair values at the date of acquisition.

The purchase price was allocated to the assets acquired (no liabilities were assumed) based upon their estimated fair values as follows:

                  Inventory                          $  489,000
                  Mailing list                          250,000
                                                     ----------
                  Total assets purchased                739,000
                  Accrued liabilities assumed                --
                                                     ----------
                  Total purchase price               $  739,000
                                                     ==========

(3)  Inventories
     -----------

Inventories, with the exception of gold, are stated at the lower of cost (first-in, first-out) or market. Gold inventory (approximately $65,000 at March 31, 2002) is valued at market. Inventories consist principally of finished goods.

                                STAR STRUCK, LTD.
                                -----------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             ------------------------------------------------------

                                 MARCH 31, 2002
                                 --------------

(4)  Business Segments
     -----------------

The Company's operations by business segment for the periods ended March 31, 2002 and 2001 were as follows:


                                        Battery
                                     & Watch Strap      Sports Apparel
  2002                                Distribution       Distribution          Total
  ----                                ------------       ------------          -----

  Net Sales                          $  1,773,000       $     399,000        $ 2,172,000

  Operating Profit/(Loss)            $    376,000       $    (230,000)       $   146,000

                                        Battery
                                     & Watch Strap      Sports Apparel
  2001                                Distribution       Distribution          Total
  ----                                ------------       ------------          -----

  Net Sales                          $  2,095,000      $     399,000         $   2,494,000

  Operating Profit/(Loss)            $    155,000      $    (104,000)        $      51,000




(5)  Bank Debt
     ---------

The Company has a $1,500,000 line of credit agreement with one of its banks, as amended. Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank. The remaining amount available under the Borrowing Base was approximately $212,000 at March 31, 2002. This agreement extends through June 2002 and bears interest at the prime rate plus one percent (5.5% at March 31, 2002). The Company's accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit. The agreement contains certain financial covenants, including the requirement for the Company to maintain a minimum tangible net worth. The Company did not comply with this covenant at March 31, 2002 and was in default of the line of credit agreement. The Company is currently negotiating the extension of the current agreement, as well as a new agreement. As of March 31, 2002, the Company had $1,101,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheets.

The Company refinanced its mortgage note payable in March 2002. The mortgage note has a balance of $550,000 at March 31, 2002, a maturity date of March 2017 and interest at a fixed rate of 7.95% for the first five years which is subject to restatement on the fifth and tenth year anniversary dates based on the most recent published Federal Home Bank of Boston Classic Credit Five-Year Loan Advance Rate plus two and one-half percent. The Company's building has been pledged as collateral.

(6)  Related Party Notes Payable
     ---------------------------

In August 2000, the Company entered into promissory notes, (the "Notes") with three of the Company's shareholders, two of which are members of the Company's management, for an aggregate of $1,000,000. Each note bears interest at 10%, due quarterly, and the principal amount matures in August 2003. In connection with these notes, the Company issued warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable through July 31, 2005. The fair value of these warrants of $240,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the notes. For each of the quarters ended March 31, 2002 and 2001, $20,000, has been accreted and is included in interest expense in the accompanying consolidated statements of operations. These notes are subordinate to the Company's borrowings under the line of credit.

                                STAR STRUCK, LTD.
                                -----------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
             ------------------------------------------------------

                                 MARCH 31, 2002
                                 --------------

(7)  Recent Accounting Pronouncements
     --------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of ". The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to impairment of long-lived assets to be held and used or disposed of other than by sale. SFAS 144 requires that those long-lived assets to be disposed by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset at the discounted value of the asset retirement obligation. SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company does not believe that adoption of SFAS 143 will have a material impact on its consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and certain intangible assets with indefinite useful lives to be subject to an annual review for impairment, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 eliminates the Company's amortization expense relating to goodwill of approximately $3,100 for the quarter ended March 31, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 changes the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting. SFAS 141 is effective for all business combinations consummated after June 30, 2001. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial condition.

                                STAR STRUCK, LTD.
                                -----------------

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS
                  --------------------------------------------

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
               --------------------------------------------------

                        THREE MONTHS ENDED MARCH 31, 2002
                         ---------------------------------
                                  COMPARED TO
                                  -----------
                        THREE MONTHS ENDED MARCH 31, 2001
                        ---------------------------------

SALES. Sales decreased $322,000, or 12.9%, to $2,172,000 for the first quarter of 2002. Sports apparel sales from 2002's first quarter's sales were flat compared to 2001's first quarter's sales. This was combined with a decrease in battery and watch strap sales of $322,000, or 15.4%, from $2,095,000 to $1,773,000 in the first three months of 2002.

GROSS PROFIT. Gross profit increased by $53,000 to $1,311,000 in the first quarter of 2002. Gross margin increased 9.8% to 60.3% for the first quarter of 2002 compared to 50.5% for the same period in 2001. For the first three months of 2002, sports apparel sales, which represented 18.4% of total revenue, had a gross margin of 54.9%. This is an increase from 2001's first quarter's gross margin of 44.0%. Gross margin on battery and watch strap sales was 61.6% for the first three months of 2002 compared to 51.8% for the same period in 2001.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses decreased $46,000 to $1,059,000 in the first quarter of 2002. As a percentage of sales, selling, general and administrative expenses increased by 4.5% to 48.8% in the first quarter of 2002 compared to 44.3% for the same period in 2001.

OPERATING PROFIT/(LOSS). Operating profit increased $95,000 resulting in a profit of $146,000 for the first quarter of 2002. The battery and watch strap distribution segment showed an operating profit of $376,000 for the first quarter of 2002. This is an increase of $221,000 from 2001's first quarter's operating profit of $155,000. The operating loss for sports apparel distribution increased $126,000 from 2001's operating loss of $104,000 to show a loss of $230,000 for the first quarter of 2002.

INTEREST EXPENSE. Net interest expense was $53,000 for the first quarter of 2002 versus $96,000 for the same period in 2001. Approximately $18,000 in interest expense related to the borrowing on the Company's outstanding line of credit compared to $37,000 in 2001. Interest on a mortgage totaled approximately $8,000 in the first quarter of 2002. Interest expense for notes payable to shareholders totaled $45,000 for the quarter ended March 31, 2002. Included in this amount is $20,000 of amortized debt discount.

NET INCOME. Net income for the first quarter of 2002 increased $241,000 from 2001's loss of $40,000 to show net income of $201,000.

LIQUIDITY AND CAPITAL RESOURCES. The Company has a $1,500,000 line of credit agreement with one of its banks, as amended. Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank. The remaining amount available under the Borrowing Base was approximately $212,000 at March 31, 2002. This agreement extends through June 2002 and bears interest at the prime rate plus one percent (5.5% at March 31, 2002). The Company's accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit. The agreement contains certain financial covenants, including the requirement for Star Struck, Inc. to maintain a minimum tangible net worth. The Company did not comply with this covenant at March 31, 2002 and was in default of the line of credit agreement. The Company is currently negotiating the extension of the current agreement, as well as a new agreement. As of March 31, 2002, the Company had $1,101,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheet.

At March 31, 2002 net working capital was $2,005,000.

                           PART II - OTHER INFORMATION
                           ---------------------------

                                STAR STRUCK, LTD.
                                -----------------

                                 MARCH 31, 2002
                                 --------------

Item 1. Legal Proceedings
              None

Item 2. Changes in Securities
              None

Item 3. Defaults upon Senior Securities
              None

Item 4. Submission of Matters to a Vote of Security Holders
              None

Item 5. Other Information
              None

Item 6. Exhibits and Reports on Form 8-K

The Company filed a Form 8-K on January 7, 2002 relating to an Acquisition of Assets.

No other Form 8-K's were filed for the quarter ended March 31, 2002.



                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STAR STRUCK, LTD.


 Date: May 9, 2002          By: /s/ Kenneth Karlan
                                -----------------------------------------
                                    Kenneth Karlan, President

 Date: May 9, 2002          By: /s/ Keith Sessler
                                -----------------------------------------
                                    Keith Sessler, Vice President