Form 10QSB
period 2002-06-30
STAR STRUCK LTD
filed 2002-08-15
CIK 771504

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended JUNE 30, 2002
                              ---------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to______________

Commission File Number 1-8912
                       ------

                               STAR STRUCK, LTD.
                               -----------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                              36-1805030
             --------                              ----------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification No.)

         1865 Palmer Avenue
         Larchmont, NY                              10538
         -------------                              -----
(Address of principal executive offices)          (Zip Code)

Issuer's telephone number        (914) 833-0649
                                 --------------


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


APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: $1.00 par value - 2,025,899 shares at August 9, 2002.

Transitional Small Business Disclosure Format (checkbox):

Yes      No  X
   ---     ----

                                STAR STRUCK, LTD.

                                   FORM 10-QSB

                                      INDEX

                                  JUNE 30, 2002

PART I.           FINANCIAL INFORMATION                                Page No.
                                                                       -------

                  ITEM 1.

                  Consolidated Balance Sheets-
                  June 30, 2002 (unaudited) and
                  December 31, 2001 (audited)                           1 & 2

                  Consolidated Statements of Operations-unaudited
                  Six Months Ended June 30, 2002 and 2001               3

                  Consolidated Statements of Operations-unaudited
                  Three Months Ended June 30, 2002 and 2001             4

                  Consolidated Statements of Cash Flows-unaudited
                  Six Months Ended June 30, 2002 and 2001               5

                  Notes to Consolidated Financial Statements-
                  June 30, 2002                                         6 -8

                  ITEM 2.

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9-11

PART II.          OTHER INFORMATION                                     12

                                STAR STRUCK, LTD.

                          CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                                   A S S E T S

                                                                       2002               2001
                                                                       ----               ----
                                                                   (Unaudited)          (Audited)
CURRENT ASSETS:
--------------

    Cash                                                      $       111,000    $       63,000
    Accounts receivable, less allowance for doubtful
         accounts of $82,000 in 2002 and 2001                         909,000         1,146,000
    Inventories                                                     3,246,000         2,359,000
    Prepaid expenses and other current assets                         447,000           604,000
                                                                  -----------        ----------

         TOTAL CURRENT ASSETS                                       4,713,000         4,172,000
         --------------------                                      ----------         ---------

PROPERTY, PLANT AND EQUIPMENT, AT COST:
--------------------------------------

    Land, building and improvements                                 1,242,000         1,235,000
    Machinery and equipment                                           882,000           841,000
                                                                   ----------        ----------
                                                                    2,124,000         2,076,000
    Less:  accumulated depreciation and amortization                  942,000           877,000
                                                                   ----------        ----------

         PROPERTY, PLANT AND EQUIPMENT, NET                         1,182,000         1,199,000
         ----------------------------------                        ----------         ---------

INTANGIBLE ASSETS AND GOODWILL, NET                                   438,000           272,000
-----------------------------------                               -----------        ----------

         TOTAL ASSETS                                            $  6,333,000       $ 5,643,000
         ------------                                              ==========         =========





The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.

                       JUNE 30, 2002 AND DECEMBER 31, 2001

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      2002              2001
                                                                      ----              ----
                                                                   (Unaudited)        (Audited)
CURRENT LIABILITIES:
-------------------

    Accounts payable and accrued expenses                          $1,653,000      $  1,325,000
    Borrowings under line of credit                                 1,179,000         1,276,000
    Current portion of long-term debt                                  35,000            40,000
                                                                  -----------      ------------

         TOTAL CURRENT LIABILITIES                                  2,867,000         2,641,000
         -------------------------                                 ----------         ---------

OTHER LIABILITIES:
-----------------
    Notes payable - shareholders                                      912,000           872,000
    Long-term debt, less current portion                              546,000           549,000
                                                                   ----------        ----------
         TOTAL LIABILITIES                                          4,325,000         4,062,000
         -----------------                                          ---------         ---------

NONCONTROLLING INTEREST                                               392,000             -----
-----------------------                                               -------            ------

COMMITMENTS AND CONTINGENCIES                                           -----             -----
-----------------------------

SHAREHOLDERS' EQUITY:
--------------------

    Preferred shares, $1 par value-500,000 shares
         authorized; none issued and outstanding                        -----             -----
    Common shares, $1 par value-5,000,000 shares
         authorized; issued and outstanding-
         2,026,000 shares                                           2,026,000         2,026,000
    Additional paid-in capital                                      4,584,000         4,584,000
    Accumulated deficit                                            (4,994,000)       (5,029,000)
                                                                   ----------        ----------

         TOTAL SHAREHOLDERS' EQUITY                                 1,616,000         1,581,000
         --------------------------                                ----------         ---------

         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $  6,333,000       $ 5,643,000
         ------------------------------------------                ==========         =========




The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                            2002                       2001
                                                                            ----                       ----
NET SALES                                                           $  4,389,000                $ 4,861,000
---------

COST OF SALES                                                          1,857,000                  2,295,000
-------------                                                        -----------                  ---------

         GROSS PROFIT ON SALES                                         2,532,000                  2,566,000
         ---------------------

OPERATING EXPENSES:
------------------
    Selling, general and administrative                                2,369,000                  2,200,000
    Depreciation and amortization                                        184,000                    205,000
                                                                      ----------                 ----------

         TOTAL OPERATING EXPENSES                                      2,553,000                  2,405,000
         ------------------------

    OPERATING (LOSS) INCOME                                              (21,000)                   161,000
    -----------------------

OTHER INCOME (EXPENSE), net:
---------------------------
    List rental income                                                   139,000                      -----
    Interest expense, net                                               (148,000)                  (181,000)
                                                                      -----------               ------------

         Loss from continuing operations before
           provision for income taxes and noncontrolling interest        (30,000)                   (20,000)

PROVISION FOR INCOME TAXES                                                 -----                      -----
----------------------------

NONCONTROLLING INTEREST IN LOSS OF SUBSIDIARY                             65,000                      -----
---------------------------------------------                        -----------            ---------------

         Income (loss) from continuing operations                         35,000                    (20,000)
         ----------------------------------------

LOSS FROM DISCONTINUED OPERATIONS                                          -----                    (10,000)
---------------------------------                                ---------------                ------------

         NET INCOME (LOSS)                                           $    35,000                $   (30,000)
         -----------------                                              ========                ============


PER SHARE (Note 1)
---------

Basic and diluted loss per common share:

Income (loss) from continuing operations                                     .02                      (.01)

Loss from discontinued operations                                          -----                      -----
                                                                   -------------               ------------

Net income (loss) per common share                               $           .02            $         (.01)
                                                                 ===============            ===============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and diluted                                                      2,026,000                  2,026,000
                                                                 ===============            ===============





The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.

                CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                            2002                       2001
                                                                            ----                       ----
NET SALES                                                           $  2,217,000               $  2,361,000
---------

COST OF SALES                                                            996,000                  1,058,000
-------------                                                          ---------                  ---------

         GROSS PROFIT ON SALES                                         1,221,000                  1,303,000
         ---------------------

OPERATING EXPENSES:
------------------
    Selling, general and administrative                                1,329,000                  1,095,000
    Depreciation and amortization                                         78,000                    103,000
                                                                       ---------                 ----------

         TOTAL OPERATING EXPENSES                                      1,407,000                  1,198,000
         ------------------------                                      ---------                  ---------

    OPERATING (LOSS) PROFIT                                             (186,000)                   105,000
    ------------------------

OTHER INCOME (EXPENSE), net:
---------------------------
    List rental income                                                    65,000                    -------
    Interest expense, net                                                (76,000)                   (85,000)
                                                                       ----------                -----------

         (Loss) income from continuing operations before
           provision for income taxes and noncontrolling interest       (197,000)                    20,000

PROVISION FOR INCOME TAXES                                                 -----                      -----
----------------------------

NONCONTROLLING INTEREST IN LOSS OF SUBSIDIARY                             31,000                      -----
---------------------------------------------                        -----------             --------------

         (Loss) income from continuing operations                       (166,000)                    20,000

LOSS FROM DISCONTINUED OPERATIONS                                          -----                    (10,000)
---------------------------------                                ---------------                ------------

         NET (LOSS) INCOME                                         $    (166,000)                  $ 10,000
         -----------------                                       ===============             ===============


PER SHARE (Note 1)
---------

Basic and diluted loss per common share:

(Loss) income from continuing operations                                 (.08)                          .01

Loss from discontinued operations                                        -----                        -----
                                                                   -------------                 ------------

Net (loss) income per common share                               $       (.08)                 $        .01
                                                                  ==============                 ============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
----------------------------------------

Basic and diluted                                                      2,026,000                    2,026,000
                                                                       =========                    =========



The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                   FOR THE SIX MONTHS ENDED JUNE 2002 AND 2001

                                                                             2002                       2001
                                                                             ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $   35,000                $   (30,000)
                                                                         --------                   --------
Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
         Depreciation and amortization                                    184,000                    205,000
         Amortization of debt discount                                     40,000                     40,000
         Noncontrolling interest in loss of subsidiary                    (65,000)                    ------
         Loss from discontinued operations                                 ------                     10,000
         Changes in operating assets and liabilities:
                  Accounts payable and accrued expenses                   278,000                    228,000
Accounts receivable                                                       237,000                    139,000
                  Prepaid expenses and other current assets               157,000                   (177,000)
                  Deferred contract fees                                  (20,000)                   (23,000)
                  Inventories                                            (398,000)                   (16,000)
                                                                        ---------                   --------
                  Total Adjustments                                       413,000                    406,000
                                                                       ----------                   --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 448,000                    376,000
                                                                       ----------                   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of fixed assets                                             (49,000)                    ------
    Net cash paid for business acquired                                  (232,000)                   (28,000)
                                                                       ----------                  ---------

NET CASH USED IN INVESTING ACTIVITIES                                    (281,000)                   (28,000)
                                                                       ----------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                          550,000                      -----
    Proceeds from note payable-officer                                      -----                     25,000
    Deferred financing costs                                              (14,000)                     -----
    Payments on line of credit, net                                       (97,000)                  (339,000)
    Repayments of long-term debt                                         (558,000)                  (102,000)
                                                                       -----------                   -------

NET CASH USED IN FINANCING ACTIVITIES                                    (119,000)                  (416,000)
                                                                       ----------                    -------

NET CASH USED IN DISCONTINUED OPERATIONS                                   ------                    (10,000)

NET INCREASE (DECREASE) IN CASH                                            48,000                    (78,000)

CASH AT BEGINNING OF PERIOD                                                63,000                     78,000
                                                                      -----------                   --------

CASH AT END OF PERIOD                                             $       111,000           $          -----
                                                                  ===============           ================


Cash paid during the period for interest                          $        67,000           $        107,000

Cash paid for business acquired is comprised of:

    Fair value of assets acquired                                 $       739,000           $          -----
    Liabilities assumed                                                     -----                      -----
                                                                   --------------               ------------
    Purchased price, net of cash received                                 739,000                      -----
    Note payable issued for business acquired                             (50,000)                     -----
    Common stock issued for business acquired                            (457,000)                     -----
                                                                       -----------              ------------
    Net cash paid for business acquired                           $      (232,000)          $          -----
                                                                       ===========              ============



The accompanying notes are an integral part of these consolidated financial statements.

                                STAR STRUCK, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

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

Net income (loss) per common share is computed based on the weighted average number of shares outstanding during each period. The weighted average number of shares used in the computation of earnings per share was 2,026,000 for 2002 and 2001. Common stock equivalents are anti-dilutive at June 30, 2002.

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

The purchase price was allocated to the assets acquired (no liabilities were assumed) based upon their estimated fair values as follows:

                  Inventory                          $  489,000
                  Mailing list                          250,000
                                                     ----------
                  Total assets purchased                739,000
                  Accrued liabilities assumed             -----
                                                     ----------
                  Total purchase price               $  739,000
                                                     ==========

(3) Inventories

Inventories, with the exception of gold, are stated at the lower of cost (first-in, first-out) or market. Gold inventory (approximately $82,000 at June 30, 2002) is valued at market. Inventories consist principally of finished goods.

                                STAR STRUCK, LTD.

                                  JUNE 30, 2002

(4) Business Segments

The Company's operations by business segment for the six months period ended June 30, 2002 and 2001 were as follows:

                                 Battery
                              & Watch Strap     Sports Apparel
   2002                       Distribution       Distribution          Total
   ----                       ------------       ------------          -----

   Net Sales                  $ 3,178,000       $  1,211,000       $ 4,389,000

   Operating Profit/(Loss)    $   400,000       $   (421,000)      $   (21,000)


                                 Battery
                              & Watch Strap     Sports Apparel
   2001                       Distribution       Distribution          Total
   ----                       ------------       ------------          -----

   Net Sales                  $  3,704,000      $   1,157,000      $ 4,861,000

   Operating Profit/(Loss)    $    297,000      $    (136,000)     $   161,000


(5) Bank Debt

The Company has a $1,500,000 line of credit agreement with one of its banks, as amended. Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank. The remaining amount available under the Borrowing Base was approximately $321,000 at June 30, 2002. This agreement extends through June 2003 and bears interest at the prime rate plus one percent (5.5% at June 30, 2002). The Company's accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit. The agreement contains certain financial covenants, including the requirement for the Company to maintain a minimum tangible net worth. The Company did not comply with this covenant at June 30, 2002 and was in default of the line of credit agreement. The Company is currently negotiating the extension of the current agreement, as well as a new agreement. The company expects to be in compliance with the covenants of the new agreement upon it's execution. As of June 30, 2002, the Company had $1,179,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheets.

The Company refinanced its mortgage note payable in March 2002. The mortgage note has a balance of $545,000 at June 30, 2002, a maturity date of March 2017 and interest at a fixed rate of 7.95% for the first five years which is subject to restatement on the fifth and tenth year anniversary dates based on the most recent published Federal Home Bank of Boston Classic Credit Five-Year Loan Advance Rate plus two and one-half percent. The Company's building has been pledged as collateral.

(6) Related Party Notes Payable

In August 2000, the Company entered into promissory notes, (the "Notes") with three of the Company's shareholders, two of which are members of the Company's management, for an aggregate of $1,000,000. Each note bears interest at 10%, due quarterly, and the principal amount matures in August 2003. In connection with these notes, the Company issued warrants for the purchase of 500,000 shares of the Company's common stock at an exercise price of $1.50 per share exercisable through July 31, 2005. The fair value of these warrants of $240,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt. The original issue discount will be amortized into interest expense over the period of the notes. For each of the six month periods ended June 30, 2002 and 2001, $40,000, has been accreted and is included in interest expense in the accompanying consolidated statements of operations. These notes are subordinate to the Company's borrowings under the line of credit.

                                STAR STRUCK, LTD.

                                  JUNE 30, 2002

(7) Recent Accounting Pronouncements

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

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 requires goodwill and certain intangible assets with indefinite useful lives to be subject to an annual review for impairment, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 142 eliminates the Company's amortization expense relating to goodwill of approximately $6,200 for the six-months ended June 30, 2002.

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

                                STAR STRUCK, LTD.

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                         SIX MONTHS ENDED JUNE 30, 2002
                                  COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2001

Sales. Sales decreased $472,000, or 9.7%, to $4,389,000 for the first six months of 2002. Sports apparel sales, for the first fiscal six month's, increased $54,000, while the battery and watch strap business sales decreased $526,000 from the same period for 2001. The decrease in battery and watch strap sales attributable to the overall economic downturn experienced during the same period.

Gross Profit. Gross profit decreased by $34,000 to $2,532,000 in the six month period of 2002. However, consolidated gross margin increased to 58% from 53% during the same period. For the first six months of 2002, sports apparel sales, which represented 27.6% of total revenue, had a gross margin of 53.5%. This is an increase of of 4.8% over the first six month period in 2001 of 48.7%. Gross margin on battery and watch strap sales was 59.3% for the first six months of 2002 compared to 54.1% for the same period in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $169,000 to $2,369,000, or 7.7%, in the first six months of 2002. This increase is mostly attributable to the increase in staffing in the sports apparel business segment. As a percentage of sales, selling, general and administrative expenses increased by 8.7% to 54% in the first quarter of 2002 compared to 45.3% for the same period in 2001.

Operating Profit/(Loss). Operating loss of $21,000 for the first six-months of 2002 represents a $182,000 decrease from 2001's six month's operating profit of $161,000. During the first six month's of 2002, the battery and watch strap distribution segment showed an operating profit of $400,000 as compared to $297,000 in 2001. The operating loss for sports apparel distribution increased $285,000 from 2001's operating loss of $136,000 to show a loss of $421,000 for the first quarter of 2002.

Interest Expense. Net interest expense for the first six month reporting periods of 2002 and 2001 were $148,000 and $181,000, respectively. Approximately $35,000 in interest expense related to the borrowing on the Company's outstanding line of credit compared to $64,000 in 2001. Interest on a mortgage totaled approximately $16,000 in the first six month period of 2002. Interest expense for notes payable to shareholders totaled $90,000 for the six month's ended June 30, 2002. Included in this amount is $40,000 of amortized debt discount.

Net Income. Net income for the first six month's of 2002 increased $65,000 from 2001's loss of $30,000 to show net income of $35,000.

Liquidity and Capital Resources. The Company has a $1,500,000 line of credit agreement with one of its banks, as amended. Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank. The remaining amount available under the Borrowing Base was approximately $321,000 at June 30, 2002. This agreement extends through June 2003 and bears interest at the prime rate plus one percent (5.5% at June 30, 2002). The Company's accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit. The agreement contains certain financial covenants, including the requirement for Star Struck, Inc. to maintain a minimum tangible net worth. The Company did not comply with this covenant at June 30, 2002 and was in default of the line of credit agreement. The Company is currently negotiating the extension of the current agreement, as well as a new agreement. As of June 30, 2002, the Company had $1,179,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheets.

At June 30, 2002 net working capital was $1,846,000.

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                         SIX MONTHS ENDED JUNE 30, 2002
                                  COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 2001

Safe Harbor Forward-Looking Statements. The Company's prospects are subject to certain uncertainties and risks. The discussions set forth in this Form 10-Q report contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management's beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 ("the Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "will be," "will continue," "will likely result," "anticipates," "seeks to," "estimates," "expects," "intends," "plans," "predicts," "projects," and similar words, expressions or phrases of similar meaning. The Company's actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission ("SEC"), including Forms 8-K, 10-Q, and 10-K, and include, among other factors, general economic conditions and growth in the watch batteries and related products industry and the sports apparel industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, the ability of the Company to sustain, manage or forecast its growth and inventories, performance and reliability of products, customer service, adverse publicity, business disruptions; increased costs of freight and transportation to meet delivery deadlines, changes in business strategy or development plans, turnover of key employees, the ability of the Company to obtain necessary financing, and other risk factors detailed in this report, described from time to time in the Company's other SEC filings, or discussed in the Company's press releases. In addition, other written or oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise are forward-looking statements within the meaning of the Act. All forward-looking statements included in this document are based upon information available to the Company on the date hereof. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company's policy to disclose to them any material information unless such information shall have been previously or is simultaneously disclosed in a manner intended to provide broad, non-exclusionary distribution of the information to the public. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

                                STAR STRUCK, LTD.

                  ITEM 2, MANAGEMENT'S DISCUSSION AND ANALYSIS

          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

                FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                        THREE MONTHS ENDED JUNE 30, 2002
                                  COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 2001

Sales. Sales decreased $144,000, or 6.1%, to $2,217,000 for the second quarter of 2002. Sports apparel sales increased $59,000, or 7.8%, from $753,000 in 2001 to $812,000 for the second quarter of 2002. This was combined with a decrease in battery and watch strap sales of $203,000, or 12.6%, from $1,608,000 to $1,405,000 in the second quarter of 2002.

Gross Profit. Gross profit decreased $82,000 to $1,221,000 in the second quarter of 2002. Gross margin remained flat at 55% for the three month periods ending in 2002 and 2001. For the second quarter in 2002, sports apparel sales, which represented 36.6% of total revenue, had a gross margin of 52.8%. This is an increase from 2001's second quarter's gross margin of 51.3%. Gross margin on battery and watch strap sales was 56.3% for the second three months of 2002 compared to 57% for the same period in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $234,000 to $1,329,000 in the second quarter of 2002 as compared with $1,095,000 in 2001 . As a percentage of sales, selling, general and administrative expenses increased by 13.5% to 59.9% in the second quarter of 2002 compared to 46.4% for the same period in 2001. This increase was due, in large part, to increased staffing requirements in the sports apparel segment.

Operating Profit/(Loss). Operating profit decreased $291,000 resulting in a loss of $186,000 for the second quarter of 2002. The battery and watch strap distribution segment was approximately at break even for the second quarter of 2002 as compared to a profit of $142,000 during the same period of 2001. The operating loss for sports apparel accounted for substantially all of the operating loss of $186,000, as compared to the 2001 second quarter loss of $32,000.

Interest Expense. Net interest expense was $76,000 for the second quarter of 2002 versus $85,000 for the same period in 2001. Approximately $18,000 in interest expense related to the borrowing on the Company's outstanding line of credit compared to $27,000 in 2001. Interest on a mortgage totaled approximately $8,000 in the second quarter of 2002. Interest expense for notes payable to shareholders totaled $45,000 for the quarter ended June 30, 2002. Included in this amount is $20,000 of amortized debt discount.

Net Income/(Loss). Net income for the second quarter of 2002 decreased $176,000 from 2001's profit of $10,000 to show a net loss of $166,000.

                           PART II - OTHER INFORMATION

                                STAR STRUCK, LTD.

                                  JUNE 30, 2002



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

                                                     STAR STRUCK, LTD.


          Date: August 13, 2002              By: /s/Kenneth Karlan
                                               --------------------------------
                                                Kenneth Karlan, President

          Date: August 13, 2002              By: /s/Keith Sessler
                                               --------------------------------
                                                Keith Sessler, Vice President