Form 10QSB
period 2002-09-30
STAR STRUCK LTD
filed 2002-11-14
CIK 771504

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2002

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_______________

Commission File Number 1-8912

STAR STRUCK, LTD.

(Exact name of small business issuer as specified in its charter)

Delaware	36-1805030

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8 F. J. Clarke Circle Bethel, Ct	06801

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (203)778-4925

1865 Palmer Avenue, Larchmont, N.Y. 10538

Former name, former address and former fiscal year, if changed since last report.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes	☐	No	☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  $1.00 par value - 2,025,899 shares at November 8, 2002.

Transitional Small Business Disclosure Format (checkbox):

Yes	☐	No	☒

STAR STRUCK, LTD.

FORM 10-QSB

INDEX

SEPTEMBER 30, 2002

			Page No.

PART I.	FINANCIAL INFORMATION

	ITEM 1.
		Consolidated Balance Sheets- September 30, 2002 (unaudited) and December 31, 2001 (audited)	1

		Consolidated Statements of Operations-unaudited Nine Months and Three Months Ended September 30, 2002 and 2001	2

		Consolidated Statements of Cash Flows-unaudited Nine Months Ended September 30, 2002 and 2001	3

		Notes to Consolidated Financial Statements- September 30, 2002	4

	ITEM 2.
		Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

	ITEM 3.
		Controls and Procedures	9

PART II.	OTHER INFORMATION		10

STAR STRUCK, LTD.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

	2002 (Unaudited)	2001 (Audited)

ASSETS
CURRENT ASSETS:
Cash	$8,000	$63,000
Accounts receivable, less allowance for doubtful accounts of $82,000 in 2002 and 2001	1,290,000	1,146,000
Inventories	3,276,000	2,359,000
Prepaid expenses and other current assets	445,000	604,000

Total current assets	5,019,000	4,172,000
PROPERTY, PLANT AND EQUIPMENT
Land, building and improvements	1,243,000	1,235,000
Machinery and equipment	893,000	841,000

	2,136,000	2,076,000
Less: accumulated depreciation and amortization	975,000	877,000

	1,161,000	1,199,000
INTANGIBLES ASSETS AND GOODWILL, NET	412,000	272,000

Total assets	$6,592,000	$5,643,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,705,000	$1,325,000
Borrowings under line of credit	1,204,000	1,276,000
Current portion of long-term debt	34,000	40,000

Total current liabilities	2,943,000	2,641,000
OTHER LIABILITIES
Notes payable – shareholders	932,000	872,000
Long-term debt, less current portion	538,000	549,000

Total liabilities	4,413,000	4,062,000
NONCONTROLLING INTEREST	351,000	—
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY
Preferred shares, $1 par value – 500,000 shares authorized; none issued and outstanding	—	—
Common shares, $1 par value – 5,000,000 shares authorized, issued and outstanding – 2,026,000 shares	2,026,000	2,026,000
Additional paid-in-capital	4,584,000	4,584,000
Accumulated deficit	(4,782,000)	(5,029,000)

Total Shareholders’ equity	1,828,000	1,581,000

Total liabilities and shareholders’ equity	$6,592,000	$5,643,000

The accompanying notes are an integral part of these consolidated financial statements.

STAR STRUCK, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

	For the nine months ended September 30		For the three months ended September 30

	2002	2001	2002	2001

NET SALES	$6,923,000	$7,177,000	$2,534,000	$2,316,000
COST OF SALES	2,919,000	3,393,000	1,062,000	1,098,000

Gross profit on sales	4,004,000	3,784,000	1,472,000	1,218,000
OPERATING EXPENSES:
Selling, general and administrative	3,518,000	3,203,000	1,149,000	1,003,000
Depreciation and amortization	262,000	309,000	78,000	104,000

Total operating expenses	3,780,000	3,512,000	1,227,000	1,107,000
OPERATING INCOME	224,000	272,000	245,000	111,000
OTHER INCOME (EXPENSE), net:
List rental income	190,000	20,000	51,000	17,000
Interest expense, net	(273,000)	(282,000)	(125,000)	(98,000)

Income from continuing operations before provision for income taxes and noncontrolling interest	141,000	10,000	171,000	30,000
PROVISION FOR INCOME TAXES	—	—	—	—
NONCONTROLLING INTEREST IN LOSS OF SUBSIDIARY	106,000	—	41,000	—

Income from continuing operations	247,000	10,000	212,000	30,000
LOSS FROM DISCONTINUED OPERATIONS	—	(60,000)	—	(50,000)

Net income (loss)	$247,000	$(50,000)	$212,000	$(20,000)

EARNINGS PER SHARE (Note 1)
Basic and diluted loss per common share:
Income from continuing operations	$.12	$—	$.10	$.01
Loss from discontinued operations	—	(.02)	—	(.02)

Net income (loss) per common share	$.12	$(.02)	$.10	$(.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
Basic and diluted	2,026,000	2,026,000	2,026,000	2,026,000

The accompanying notes are an integral part of these consolidated financial statements.

STAR STRUCK, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$247,000	$(50,000)
Adjustment to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	261,000	309,000
Amortization of debt discount	60,000	60,000
Noncontrolling interest in loss of subsidiary	(106,000)	—
Loss from discontinued operations	—	60,000
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	330,000	366,000
Accounts receivable	(144,000)	145,000
Prepaid expenses and other current assets	159,000	(275,000)
Deferred contract fees	(10,000)	(31,000)
Inventories	(428,000)	80,000

Net cash provided by operating activities	369,000	664,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed assets	(60,000)	(40,000)
Net cash paid for business acquired	(232,000)	—

Net cash used in investing activities	(292,000)	(40,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	550,000	—
Proceeds from note payable – officer	—	42,000
Deferred financing costs	(43,000)	—
Payments on line of credit, net	(72,000)	(582,000)
Repayments of long-term debt	(567,000)	(137,000)

Net cash used in financing activities	(132,000)	(677,000)
NET CASH USED IN DISCONTINUED OPERATIONS	—	(25,000)

NET DECREASE IN CASH	(55,000)	(78,000)
CASH, beginning of period	63,000	78,000

CASH, end of period	$8,000	$—

SUPPLEMENTAL DISCLOSURE
Cash paid during the period for interest	$223,000	$282,000
NON-CASH INVESTING AND FINANCING ACTIVITIES
Cash paid for business acquired is comprised of:
Fair value of assets acquired	$739,000	$—
Liabilities assumed	—	—

Purchase price, net of cash received	739,000	—
Note payable issued for business acquired	(50,000)	—
Common stock issued for business acquired	(457,000)	—

Net cash paid for business acquired	$(232,000)	$—

The accompanying notes are an integral part of these consolidated financial statements.

STAR STRUCK, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(1)  Basis of Presentation

The consolidated financial statements heretofore presented have been prepared by Star Struck, Ltd., (“the Company” or “SSL”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  SSL is a holding company whose 100% owned operating subsidiary Star Struck, Inc. (“SSI”) is primarily engaged in the distribution of watch batteries and related products.  In 2001, SSI formed a subsidiary, Star Struck/ProTeam, Inc. (“SSPT”), for the purpose of operating SSI’s sports apparel segment and acquiring certain assets of ProTeam.com,Inc. (ProTeam) (see Note 2).

Certain information and footnote disclosures normally included in financial statements prepared in accordance with US generally accepted accounting principles have been omitted pursuant to such rules and regulations. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest annual report on Form 10-KSB for the year ended December 31, 2001.  The interim figures presented are unaudited and are subject to any adjustments which may result from the year-end audit of the Company’s consolidated financial statements.  However, in the opinion of management, the information furnished reflects all adjustments necessary to fairly state the consolidated financial statements for the interim periods presented.

Net income (loss) per common share is computed based on the weighted average number of shares outstanding during each period.  The weighted average number of shares used in the computation of earnings per share was 2,026,000 for 2002 and 2001.  Common stock equivalents are anti-dilutive at September 30, 2002.

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

The purchase price was allocated to the assets acquired (no liabilities were assumed) based upon their estimated fair values as follows:

Inventory	$489,000
Mailing list	250,000

Total assets purchased	739,000
Accrued liabilities assumed	—

Total purchase price	$739,000

(3)  Inventories

Inventories, with the exception of gold, are stated at the lower of cost (first-in, first-out) or market. Gold inventory (approximately $85,000, net at September 30, 2002) is valued at market. Inventories consist principally of finished goods.

STAR STRUCK, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2002

(4)  Business Segments

The Company’s operations by business segment for the nine month period ended September 30, 2002 and 2001 were as follows:

2002	Battery & Watch Strap Distribution	Sports Apparel Distribution	Total

Net Sales	$5,115,000	$1,808,000	$6,923,000
Operating Profit/(Loss)	$876,000	$(652,000)	$224,000

2001	Battery & Watch Strap Distribution	Sports Apparel Distribution	Total

Net Sales	$5,609,000	$1,568,000	$7,177,000
Operating Profit/(Loss)	$456,000	$(184,000)	$272,000

(5)  Bank Debt

The Company has a $1,500,000 line of credit agreement with one of its banks, as amended.  Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank.  The remaining amount available under the Borrowing Base was approximately $296,000 at September 30, 2002.  This agreement extends through June 2003 and bears interest at the prime rate plus one percent (5.5% at September 30, 2002).  The Company’s accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit.  The agreement contains certain financial covenants, including the requirement for the Company to maintain a minimum tangible net worth.  The Company did not comply with this covenant at September 30, 2002 and was in default of the line of credit agreement.  The Company has received short-term extensions of the current agreement and is currently negotiating a long-term extension of the current agreement, as well as a new agreement.  The company expects to be in compliance with the covenants of the new agreement upon it’s execution.  As of September 30, 2002, the Company had $1,204,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheets.

The Company refinanced its mortgage note payable in March 2002.  The mortgage note has a balance of $541,000 at September 30, 2002, a maturity date of March 2017 and interest at a fixed rate of 7.95% for the first five years which is subject to restatement on the fifth and tenth year anniversary dates based on the most recent published Federal Home Bank of Boston Classic Credit Five-Year Loan Advance Rate plus two and one-half percent.  The Company’s building has been pledged as collateral.

(6)  Related Party Notes Payable

In August 2000, the Company entered into promissory notes, (the “Notes”) with three of the Company’s shareholders, two of which are members of the Company’s management, for an aggregate of $1,000,000.  Each note bears interest at 10%, due quarterly, and the principal amount matures in November 2003.  In connection with these notes, the Company issued warrants for the purchase of 500,000 shares of the Company’s common stock at an exercise price of $1.50 per share exercisable through July 31, 2005.  The fair value of these warrants of $240,000 has been recorded as original issue discount, resulting in a reduction in the carrying value of this debt.  The original issue discount will be amortized into interest expense over the period of the notes.  For each of the nine month periods ended September 30, 2002 and 2001, $60,000, has been accreted and is included in interest expense in the accompanying consolidated statements of operations.  These notes are subordinate to the Company’s borrowings under the line of credit.

STAR STRUCK, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2002

(7)  Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which replaces SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of “.  The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business”, for the disposal of segments of a business.  SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and resolves significant implementation issues relating to impairment of long-lived assets to be held and used or disposed of other than by sale.  SFAS 144 requires that those long-lived assets to be disposed by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations.  Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred.  SFAS 144 is effective for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 requires entities to recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset at the discounted value of the asset retirement obligation.  SFAS 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.  The Company does not believe that adoption of SFAS 143 will have a material impact on its consolidated financial statements.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  SFAS 142 requires goodwill and certain intangible assets with indefinite useful lives to be subject to an annual review for impairment, and written off when impaired, rather than being amortized as previous standards required.  SFAS 142 is effective for fiscal years beginning after December 15, 2001.  The adoption of SFAS 142 eliminates the Company’s amortization expense relating to goodwill of approximately $9,300 for the nine-months ended September 30, 2002.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”).  SFAS 141 changes the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting.  SFAS 141 is effective for all business combinations consummated after September 30, 2001.  The adoption of SFAS 141 did not have a material effect on the Company’s operating results or financial condition.

STAR STRUCK, LTD.

ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NINE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

Sales.  Sales decreased $254,000, or 3.5%, to $6,923,000 for the first nine months of 2002.  Sports apparel sales, for the first fiscal nine month’s, increased $240,000, while the battery and watch strap business sales decreased $494,000 from the same period for 2001.  The decrease in battery and watch strap sales attributable to the overall economic downturn experienced during the same period. The increase in Sports Apparel sales are primarily the result of the implementation of an improved retail website and an improvement in timing of the release of the sales catalogs.

Gross Profit.  Gross profit increased by $220,000 to $4,004,000 in the nine month period of 2002 and consolidated gross margin increased to 58% from 53% during the same period.  For the first nine months of 2002, sports apparel sales, which represented 26% of total revenue, had a gross margin of 53.1%.  This is an increase of 3.6% over  the first nine month period in 2001 of 49.5%. Gross margin on battery and watch strap sales was 59.5% for the first nine months of 2002 compared to 53.8% for the same period in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $315,000 to $3,518,000 or 9.8%, in the first nine months of 2002. This increase is mostly attributable to the increase in staffing and related costs in the sports apparel business segment.  As a percentage of sales, selling, general and administrative expenses increased by 6.2% to 50.8% at the end of the third quarter of 2002 compared to 44.6% for the same period in 2001.

Operating Profit/(Loss).  Operating profit of $224,000 for the first nine-months of 2002 represents a $48,000 decrease from 2001’s nine month’s operating profit of $272,000.  During the first nine month’s of 2002, the battery and watch strap distribution segment showed an operating profit of $876,000 as compared to $456,000 in 2001. The operating loss for sports apparel distribution increased $468,000 from 2001’s operating loss of $184,000 to show a loss of $652,000 for the third quarter of 2002.

Interest Expense.  Net interest expense for the nine month reporting period of 2002 and 2001 were $273,000 and $282,000, respectively.  Approximately $53,000 in interest expense related to the borrowing on the Company’s outstanding line of credit compared to $90,000 in 2001.  Interest on a mortgage totaled approximately $24,000 in the first nine month period of 2002.  Interest expense for notes payable to shareholders totaled $135,000 for the nine month’s ended September 30, 2002.  Included in this amount is $60,000 of amortized debt discount.

Net Income.  Net income for the first nine month’s of 2002 increased $297,000 from 2001’s loss of $50,000 to show net income of $247,000.

Liquidity and Capital Resources.  The Company has a $1,500,000 line of credit agreement with one of its banks, as amended.  Availability under this line is based on the Borrowing Base, as defined in the agreement with the bank.  The remaining amount available under the Borrowing Base was approximately $296,000 at September 30, 2002.  This agreement extends through June 2003 and bears interest at the prime rate plus one percent (5.5% at September 30, 2002).  The Company’s accounts receivable and a portion of its inventory have been pledged as collateral for this line of credit.  The agreement contains certain financial covenants, including the requirement for Star Struck, Inc. to maintain a minimum tangible net worth.  The Company did not comply with this covenant at September 30, 2002 and was in default of the line of credit agreement.  The Company has received short-term extensions of the current agreement and is currently negotiating a long-term extension of the current agreement, as well as a new agreement.  As of September 30, 2002, the Company had $1,204,000 outstanding under this line of credit, all of which is included in current liabilities on the accompanying consolidated balance sheets.

At September 30, 2002 net working capital was $2,076,000.

ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS  (Continued)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NINE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 2001

Safe Harbor Forward-Looking Statements. The Company’s prospects are subject to certain uncertainties and risks.  The discussions set forth in this Form 10-QSB report contain certain statements, based on current expectations, estimates, forecasts and projections about the industry in which the Company operates and management’s beliefs and assumptions, which are not historical facts and are considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (“the Act”). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “will be,” “will continue,” “will likely result,” “anticipates,” “seeks to,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” and similar words, expressions or phrases of similar meaning.  The Company’s actual results could differ materially from those projected in the forward-looking statements as a result of certain risks, uncertainties and assumptions, which are difficult to predict. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission (“SEC”), including Forms 8-K, 10-Q, and 10-K, and include, among other factors, general economic conditions and growth in the watch batteries and related products industry and the sports apparel industry, competitive factors and pricing pressures, changes in product mix, product demand, risk of dependence on third party suppliers, the ability of the Company to sustain, manage or forecast its growth and inventories, performance and reliability of products, customer service, adverse publicity, business disruptions; increased costs of freight and transportation to meet delivery deadlines, changes in business strategy or development plans, turnover of key employees, the ability of the Company to obtain necessary financing, and other risk factors detailed in this report, described from time to time in the Company’s other SEC filings, or discussed in the Company’s press releases.  In addition, other written or oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise are forward-looking statements within the meaning of the Act.  All forward-looking statements included in this document are based upon information available to the Company on the date hereof.  The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely affect the Company’s business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on its business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Investors should also be aware that while the Company does, from time to time, communicate with securities analysts, it is against the Company’s policy to disclose to them any material information unless such information shall have been previously or is simultaneously disclosed in a manner intended to provide broad, non-exclusionary distribution of the information to the public. Accordingly, shareholders should not assume that the Company agrees with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, the Company has a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not the responsibility of the Company.

STAR STRUCK, LTD.

ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

THREE MONTHS ENDED SEPTEMBER 30, 2002
COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 2001

Sales.  Sales increased $218,000, or 9.4%, to $2,534,000 for the third quarter of 2002.  Sports apparel sales increased $186,000, or 45.2%, from $411,000 in 2001 to $597,000 for the third quarter of  2002.  Battery and watch strap sales during the third quarter remained basically even during the period at $1,937,000 in 2002 and $1,900,000 in 2001.

Gross Profit.  Gross profit increased $254,000 to $1,472,000 in the third quarter of 2002.  Gross margin increased to 58.1% for the three month periods ending in 2002 and 2001.  For the third quarter in 2002, sports apparel sales, which represented 23.6% of total revenue, had a gross margin of 52.3%.  This is an increase from 2001’s third quarter’s gross margin of 49.5%.  Gross margin on battery and watch strap sales was 59.9% for the third three months of 2002 compared to 53.3% for the same period in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $146,000 to $1,149,000 in the third quarter of 2002 as compared with $1,003,000 in 2001 .  As a percentage of sales, selling, general and administrative expenses increased slightly to 45.3% in the third quarter of 2002 from 43.3% for the same period in 2001. The two percent increase is largely due to the expansion in the sports apparel segment.

Operating Profit/(Loss).  Operating profit increased $134,000 resulting in a profit of $245,000 for the third quarter of 2002.  The battery and watch strap distribution segment increased it’s operating profit from $159,000 in the third quarter of 2001 to $475,000 in the same period of 2002. However, this profit was offset by the sports apparel segment which suffered an operating loss of $$230,000 in the three month period ending September 30, 2002 as compared with $48,000 in the same period in 2001.

Interest Expense.  Net interest expense was $125,000 for the third quarter of 2002 versus $98,000 for the same period in 2001.  Approximately $18,000 in interest expense related to the borrowing on the Company’s outstanding line of credit compared to $26,000 in 2001.  Interest on a mortgage totaled approximately $8,000 in the third quarter of 2002.  Interest expense for notes payable to shareholders totaled $45,000 for the quarter ended September 30, 2002.  Included in this amount is $20,000 of amortized debt discount.

Net Income/(Loss).  Net income for the third quarter of 2002 increased $232,000 from 2001’s loss of $20,000 to show net income of $212,000.

ITEM 3, CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 of the filing of this Form 10-QSB, the Company’s Chief Executive Officer and Chief Financial Officer have concluded the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

STAR STRUCK, LTD.

SEPTEMBER 30, 2002

Item 1.  Legal Proceedings
                            None

Item 2.  Changes in Securities
                            None

Item 3.  Defaults upon Senior Securities
                            None

Item 4.  Submission of Matters to a Vote of Security Holders
                            None

Item 5.  Other Information
                            None

Item 6.  Exhibits and Reports on Form 8-K
                    (a)  Exhibits

Exhibit Number	Description of Exhibit

*99.1	Certification of the Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
*99.2	Certification of the Vice President under Section 906 of the Sarbanes-Oxley Act

*	Filed herewith

(b) Reports on Form 8-K

None.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

On October 16, 2002, DiSanto Bertoline & Company, P.C. (“DiSanto Bertoline”) resigned as the Company’s independent public accountants. This resignation results from DiSanto Bertoline’s merger with Carlin, Charron & Rosen LLP effective October 16, 2002.

DiSanto Bertoline’s reports on the Company’s consolidated financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2001 and through the date hereof, there were no disagreements with DiSanto Bertoline on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to DiSanto Bertoline’s satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Company’s

PART II - OTHER INFORMATION (cont’d)

STAR STRUCK, LTD.

SEPTEMBER 30, 2002

consolidated financial statements for such year; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

Effective October 16, 2002, the Board of Directors, based upon a recommendation of its Audit Committee, retained Carlin, Charron & Rosen LLP (“CCR”) as its independent auditors to audit the Company’s consolidated financial statements for the year ending December 31, 2002. During the year ended December 31, 2001 and 2000 and through the date hereof, the Company did not consult CCR with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation SK

SIGNATURES

          In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STAR STRUCK, LTD.

Dated: November 14, 2002	By:	/s/ KENNETH KARLAN

Kenneth Karlan President and Chief Financial Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signatures	Title	Date

/s/ KENNETH KARLAN	President and Chief Financial Officer	November 14, 2002

Kenneth Karlan

/s/ KEITH SESSLER	Vice President	November 14, 2002

Keith Sessler

STAR STRUCK, LTD.

a Delaware corporation

CERTIFICATION OF PRINCIPAL EXECUTIVE
AND PRINCIPAL FINANCIAL OFFICER

I, KENNETH KARLAN, certify that:

(1)    I have reviewed this quarterly report on Form 10-QSB of STAR STRUCK, LTD., a Delaware corporation (the “registrant”);

(2)    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)    Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

By:	/s/KENNETH KARLAN

Kenneth Karlan Principle Executive Officer and Principal Financial Officer

STAR STRUCK, LTD.

a Delaware corporation

CERTIFICATION OF VICE-PRESIDENT

I, KEITH SESSLER, certify that:

(1)    I have reviewed this quarterly report on Form 10-QSB of STAR STRUCK, LTD., a Delaware corporation (the “registrant”);

(2)    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)    Based on my knowledge, the consolidated financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15-d-14) for registrant and have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002

By:	/s/ KEITH SESSLER

Keith Sessler Vice-President